Form 10-Q
period 1996-06-29
DORSEY TRAILERS INC
filed 1996-08-01
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]                SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996
                                     OR
             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
[   ]                  SECURITIES EXCHANGE ACT OF 1934

Commission File Number :    0-24354
                        -------------------------------------------

                            DORSEY TRAILERS, INC.
      -------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     Delaware                                                  58-2110729
- - ------------------------                               -----------------------
(State of Incorporation)                                      (IRS Employer
                                                        Identification Number)

       2727 Paces Ferry Road
     One Paces West, Suite 1700
         Atlanta, Georgia                                   30339
- - ------------------------------------                    -----------------------

Registrant's telephone number, including area code:    (770) 438-9595
                                                       ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
         ----       ----

The number of shares of common stock outstanding at July 31, 1996, was 4,997,422.

                             DORSEY TRAILERS, INC.

                                   FORM 10-Q

                          Quarter ended June 29, 1996

                                     Index



                                                                                            Page
Part I.    Financial Information                                                            ----
     Item 1.   Condensed Financial Statements                                                3

               Balance Sheet - June 29, 1996 and December 31, 1995

               Statement of Operations - For the three months and six months
                      ended June 29, 1996 and June 24, 1995                                  4

               Statement of Cash Flows - For the six months ended
                      June 29, 1996 and June 24, 1995                                        5

               Statement of Changes in Stockholders' Equity -
                      For the six months ended June 29, 1996                                 6

               Notes to Condensed Financial Statements                                       7

     Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  8-9


Part II.  Other Information                                                               9-10

PART 1 - FINANCIAL INFORMATION


ITEM 1. CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEET
(In thousands except share data)

                                                              June 29,            December 31,
                                                                1996                 1995
                                                              ---------           ------------
                                                             (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                   $ 6,415              $ 7,738
   Accounts receivable, net                                     10,022                9,394
   Inventories                                                  14,340               16,771
   Prepaid expenses and other assets                             2,051                  663
                                                               -------              -------
          Total current assets                                  32,828               34,566

Property, plant and equipment, net                               9,593                9,459
Other assets                                                         5                    6
Deferred income taxes                                            3,418                3,418
                                                               -------              -------
                                                               $45,844              $47,449
                                                               =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                           $   495              $ 1,011
   Accounts payable                                             17,649               15,568
   Accrued wages and employee benefits                           4,809                5,004
   Accrued expenses                                              3,416                3,669
                                                               -------              -------
          Total current liabilities                             26,369               25,252
Long-term debt, net of current maturities                        9,115                9,304
Accrued pension liability                                        1,600                1,600
Accrued warranty                                                 1,100                1,100
                                                               -------              -------
                                                                38,184               37,256
                                                               -------              -------
Stockholders' equity
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 4,997,422 and 4,988,854
        shares issued and outstanding                               49                   49
   Additional paid-in capital                                    2,193                2,086
   Retained earnings                                             5,589                8,229
   Unrecognized pension liability                                 (171)                (171)
                                                               -------              -------
          Total stockholders' equity                             7,660               10,193
                                                               -------              -------
Commitments and contingencies                                        -                    -
                                                               -------              -------
                                                               $45,844              $47,449
                                                               =======              =======

        See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF OPERATIONS - UNAUDITED
(In thousands except share amounts)



                                                     Three months ended               Six months ended
                                                     ------------------              -------------------
                                                     June 29,   June 24,             June 29,   June 24,
                                                       1996       1995                1996        1995
                                                     --------   --------             --------   --------
Net sales                                             $38,891   $63,381               $79,919   $123,175
Cost of sales                                          38,820    58,501                79,546    114,224
                                                      -------   -------               -------   --------
Gross profit                                               71     4,880                   373      8,951

Selling, general and
     administrative expenses                            2,009     2,028                 4,064      3,896
Provision for plant closing                               185        24                   427         47
                                                      -------   -------               -------   --------

Income (loss) from operations                          (2,123)    2,828                (4,118)     5,008
Interest expense, net                                      89        13                   174         57
                                                      -------   -------               -------   --------
Income (loss) before income taxes                      (2,212)    2,815                (4,292)     4,951
Provision (credit) for income taxes                      (852)      820                (1,652)       820
                                                      -------   -------               -------   --------

Net income (loss)                                     $(1,360)  $ 1,995               $(2,640)  $  4,131
                                                      =======   =======               =======   ========
Net income (loss) per share                           $  (.27)  $  0.40               $  (.53)  $   0.83
                                                      =======   =======               =======   ========

Weighted average number of
     common and common share
     equivalents used in the net income
     (loss) per share calculation                       4,952     4,981                 4,949      4,983
                                                      =======   =======               =======   ========





                 See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                                Six months ended
                                                                              ----------------------
                                                                              June 29,      June 24,
                                                                               1996           1995
                                                                              --------      --------
Cash flows from operating activities:
   Net income (loss)                                                          $(2,640)     $ 4,131
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities
        Depreciation and amortization                                             672          572
        Issuance of common stock to non-employee directors                         30           22
        Change in assets and liabilities-
            Increase in accounts receivable                                      (628)      (6,063)
            Decrease (increase) in inventories                                  2,431         (147)
            (Increase) decrease in prepaid expenses and
                 other current assets                                          (1,388)           9
            Increase in accounts payable                                        2,081        2,777
            (Decrease) increase in accrued expenses                              (448)         521
            Decrease in other assets                                                1          158
            Increase in deferred income taxes                                       -       (1,206)
                                                                              -------      -------
                Net cash provided by operating activities                         111          774
                                                                              -------      -------

Cash flows from investing activities:
        Capital expenditures                                                     (806)        (689)
        Redeem certificate of deposit                                               -          250
                                                                              -------      -------
                Net cash used in investing activities                            (806)        (439)
                                                                              -------      -------
Cash flows from financing activities:
        Payments on long-term debt                                               (705)        (249)
        Tax benefit from exercise of stock options                                 77            -
        Payment of accrued distribution to stockholders                             -       (1,160)
                                                                              -------      -------
                Net cash used in financing activities                            (628)      (1,409)
                                                                              -------      -------
Decrease in cash and cash equivalents                                          (1,323)      (1,074)
        Cash and cash equivalents at beginning of period                        7,738        9,297
                                                                              -------      -------
        Cash and cash equivalents at end of period                            $ 6,415      $ 8,223
                                                                              =======      =======

                 See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share data)



                                                    Common Stock     Additional           Unrecognized
                                                    ------------      Paid-in   Retained    Pension
                                                 Shares      Amount   Capital   Earnings   Liability     Total
                                                ---------    ------  ---------- --------  ------------  -------
Balance, December 31, 1995                      4,988,854     $49      $2,086   $8,229     ($171)      $10,193

Net loss                                                                        (2,640)                 (2,640)

Record unrecognized tax benefit of
     stock option compensation                                             77        0         0            77

Issuance of common stock to non-
     employee directors                             8,568       0          30        0         0            30
                                                ---------     ---      ------   ------     -----        ------

Balance, June 29, 1996 (unaudited)              4,997,422     $49      $2,193   $5,589     ($171)       $7,660
                                                =========     ===      ======   ======     =====        ======


                 See notes to condensed financial statements.

                             DORSEY TRAILERS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   GENERAL

The financial statements included herein have been prepared by Dorsey Trailers, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at June 29, 1996, and December 31, 1995, and its results of operations for the three months and six months ended June 29, 1996, and June 24, 1995, and its cash flows for the six months ended June 29, 1996 and June 24, 1995.

NOTE 2.   INVENTORIES

Inventories consisted of the following:


                                                June 29,   December 31,
                                                  1996         1995
                                                --------   ------------
                                                    (in thousands)
      Raw materials                             $ 8,661       $10,284
      Work-in-process                             4,382         4,948
      Finished trailers                           1,051         1,312
      Used trailers                                 246           227
                                                -------       -------
                                                $14,340       $16,771
                                                =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

NET SALES   Net sales for the second quarter ended June 29, 1996 decreased
38.6% to $38.9 million from $63.4 million for the second quarter ended June 24, 1995. The decrease in sales for the quarter ended June 29, 1996, was primarily attributable to a 35.2% decrease in new trailer units sold, reflecting
significantly lower demand in the trailer industry.   Net sales for the six
months ended June 29, 1996, were $79.9 million, a 35.1% decrease from the $123.2 million in the comparable prior year period. This decrease in sales was primarily due to a 33.0% decrease in new trailer units sold from the comparable period in 1995.

GROSS PROFIT Gross profit as a percentage of sales totaled .2% for the second quarter of 1996 compared to 7.7% for the same period in 1995. The gross profit percentage for the six month period ended June 29, 1996 was .5% versus 7.3% for the same period in 1995. Lower gross profit in 1996 was due to several factors, including substantially lower volume and selling prices resulting from very weak market demand and excess production capacity in the industry, as well as a one week shutdown during the first quarter of 1996 and the inefficiencies associated with the reduction in the production rate at the Company's largest plant in Elba, Alabama. Also contributing to the decrease was significant start-up losses at the Company's new flatbed facility in Cartersville, Georgia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   Selling, general and
administrative ("S, G, & A") expenses for the second quarter of 1996 decreased
 .9% versus the second quarter of 1995 but increased as a percentage of sales to 5.2% in the second quarter of 1996 from 3.2% for the corresponding period in 1995. S,G,&A expenses for the six month period ended June 29, 1996 increased 4.3% versus the same period in 1995, and increased as a percentage of sales to 5.1% from 3.2% for the corresponding period in 1995.

PROVISION FOR PLANT CLOSING   Costs related to the Company's closed facilities
increased in the second quarter of 1996 over the same period in 1995 and includes costs related to the closing of the Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995.

INTEREST EXPENSE, NET   Interest expense, net for the three and six month
periods ended June 29, 1996 totaled $89,000 and $174,000 compared to $13,000 and $57,000 for the same period in 1995. The increase is a result of the note payable for the November, 1995 purchase of the Cartersville, Georgia facility.

NET INCOME (LOSS) Net loss for the three months and six months ended June 29, 1996 was $1.4 million and $2.6 million which included a credit for income taxes of $0.9 million and $1.7 million, respectively. Net income for the three and six months ended June 24, 1995 was $2.0 million and $4.1 million which was positively impacted by utilization of the deferred tax valuation reserve, which reduced the income tax expense to $0.9 million for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Statement of Cash Flows, net cash provided by operating activities was $111,000 during the first six months of 1996 and $774,000 during the corresponding period of 1995.

The Company believes that cash provided from operating activities, cash and cash equivalents, and the borrowing capacity under its revolving line of credit will be sufficient to meet its working capital and capital expenditure requirements for 1996.

BACKLOG

The Company's backlog of orders was approximately $44 million at December 31, 1995 and $34 million at June 29, 1996. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company manufactures trailers only to customer or dealer order and does not generally maintain an inventory of trailers.

SUBSEQUENT EVENTS

On July 1, 1996, the Company completed the purchase of the majority of assets of a Dillon, South Carolina-based dump trailer manufacturer, Montone Manufacturing. The purchase was made with a combination of cash and notes. Production at this facility began immediately.

PART II  -  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Not applicable.

ITEM 2.   Changes in Securities

          Not applicable.

ITEM 3.   Defaults upon Senior Securities

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          A. The Company's annual meeting of stockholders was held on April 22, 1996.
          B. Lawrence E. Mock, Jr. and Ernest H. Lorch were elected as directors. The term of office of Marilyn R. Marks, J. Hoyle
             Rymer, and Neil A. Springer continued after the meeting.
          C. Stockholders voted on the matters disclosed in the following table:

                                                        Ratification of Independent
                             Election of Directors*     Certified Public Accountants
                             ----------------------     ----------------------------
        Votes Cast:
        For                         4,724,579                    4,734,379
        Against                             0                       14,650
        Withheld                        6,150                            0
        Abstentions                    22,100                       12,800
        Broker Non Votes                    0                            0
        *For a term of three years


ITEM 5.   Other Information

          Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

10.38 First Amendment to Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank of Georgia, N.A., dated June 11, 1996.

27        Financial Data Schedule (for SEC use only).

          No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DORSEY TRAILERS, INC.

Date: July 31, 1996                     By:   /s/ T. Charles Chitwood
      ---------------------------             ---------------------------------
                                              T. Charles Chitwood
                                              Vice President - Finance
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)