Form 10-Q
period 1996-09-28
DORSEY TRAILERS INC
filed 1996-11-12
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
[X]                   SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996
                                     OR
             TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
[ ]                   SECURITIES EXCHANGE ACT OF 1934

Commission File Number :                 0-24354
                        -------------------------------------------------------

                            DORSEY TRAILERS, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                              58-2110729
---------------------------------                   ---------------------------
(State of Incorporation)                                      (IRS Employer
                                                          Identification Number

       2727 Paces Ferry Road
     One Paces West, Suite 1700
         Atlanta, Georgia                                   30339
--------------------------------                    ---------------------------

Registrant's telephone number, including area code:    (770) 438-9595
                                                    ---------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
         ----      ----

The number of shares of common stock outstanding at November 8, 1996, was 4,997,422.

                             DORSEY TRAILERS, INC.

                                   FORM 10-Q

                        Quarter ended September 28, 1996

                                     Index


Part I.    Financial Information
                                                                                                Page
     Item 1.   Condensed Financial Statements

               Balance Sheet -  September 28, 1996 and December 31, 1995                           3

               Statement of Operations  - For the three months and nine months
                     ended September 28, 1996 and September 30, 1995                               4

               Statement of Cash Flows - For the nine months ended
                     September 28, 1996 and September 30, 1995                                     5

               Statement of Changes in Stockholders' Equity -
                     For the nine months ended September 28, 1996                                  6

               Notes to Condensed Financial Statements                                             7

   Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         8-9

Part II.   Other Information                                                                    9-10

PART 1 - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENS


DORSEY TRAILERS, INC.
BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                September 28,            December 31,
                                                                    1996                    1995
                                                                -------------            ------------
                                                                 (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                      $ 1,833                   $ 7,738
   Accounts receivable, net                                        12,544                     9,394
   Inventories                                                     18,050                    16,771
   Prepaid expenses and other assets                                2,793                       663
                                                                  -------                   -------
          Total current assets                                     35,220                    34,566

Property, plant and equipment, net                                  9,900                     9,459
Other assets, net                                                   1,013                         6
Deferred income taxes                                               3,418                     3,418
                                                                  -------                   -------
                                                                  $49,551                   $47,449
                                                                  =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                              $   604                   $ 1,011
   Accounts payable                                                21,795                    15,568
   Accrued wages and employee benefits                              5,017                     5,004
   Accrued expenses                                                 3,321                     3,669
                                                                  -------                   -------
          Total current liabilities                                30,737                    25,252
Long-term debt, net of current maturities                           9,434                     9,304
Accrued pension liability                                           1,600                     1,600
Accrued warranty                                                    1,100                     1,100
                                                                  -------                   -------
                                                                   42,871                    37,256
                                                                  -------                   -------
Stockholders' equity
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 4,997,422 and 4,988,854
        shares issued and outstanding                                  49                        49
   Additional paid-in capital                                       2,223                     2,086
   Retained earnings                                                4,579                     8,229
   Unrecognized pension liability                                    (171)                     (171)
                                                                  -------                   -------
          Total stockholders' equity                                6,680                    10,193
                                                                  -------                   -------
Commitments and contingencies                                           -                         -
                                                                  -------                   -------
                                                                  $49,551                   $47,449
                                                                  =======                   =======

                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF OPERATIONS - UNAUDITED
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            --------------------------------   ------------------------------------
                                                            SEPTEMBER 28,       SEPTEMBER 30,      SEPTEMBER 28,      SEPTEMBER 30,
                                                                1996                1995               1996               1995
                                                            -------------       -------------  -----------------     --------------
Net sales                                                       $39,653            $56,127            $119,572           $179,302
Cost of sales                                                    38,930             52,622             118,476            166,846
                                                                -------            -------            --------           --------
Gross profit                                                        723              3,505               1,096             12,456

Selling, general and
     administrative expenses                                      2,168              1,673               6,232              5,569
Provision for plant closing                                          84                 23                 511                 70
                                                                -------            -------            --------           --------

Income (loss) from operations                                    (1,529)             1,809              (5,647)             6,817
Interest expense (income), net                                      112                (43)                286                 14
                                                                -------            -------            --------           --------
Income (loss) before income taxes                                (1,641)             1,852              (5,933)             6,803
Provision (credit) for income taxes                                (631)               714              (2,283)             1,534
                                                                -------            -------            --------           --------
Net income (loss)                                               $(1,010)            $1,138             $(3,650)          $  5,269
                                                                =======             ======             =======           ========
Net income (loss) per share                                     $ (0.20)            $ 0.23             $ (0.73)          $   1.06
                                                                =======             ======             =======           ========

Weighted average number of
     common and common share
     equivalents used in the net income
     (loss) per share calculation                                 4,956              4,967               4,951              4,979
                                                                 ======             ======              ======             ======


                  See notes to condensed financial statements.

DORSEY TRILERS, INC.
STATEMENT OF CASH FLOWS - UNAUDITED
(In Thousands)

                                                                               NINE MONTHS ENDED
                                                                        --------------------------------------
                                                                        SEPTEMBER  28,           SEPTEMBER 30,
                                                                             1996                     1995
                                                                        --------------           -------------
Cash flows from operating activities:
   Net income (loss)                                                         $(3,650)                  $ 5,269
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities
        Depreciation and amortization                                          1,022                       877
        Issuance of common stock to non-employee directors                        30                        22
        Change in assets and liabilities-
            Increase in accounts receivable                                   (3,150)                   (4,580)
            Increase in inventories                                             (819)                   (1,386)
            Increase in prepaid expenses and
                 other current assets                                         (2,130)                      (70)
             Increase (decrease) in accounts payable                           6,227                    (1,615)
            (Decrease) increase in accrued expenses                             (335)                      322
            Decrease in other assets                                               1                       243
            Increase in deferred income taxes                                      -                    (1,206)
            Increase in other noncurrent liabilities                               -                       100
                                                                             -------                   -------
                Net cash used in operating activities                         (2,804)                   (2,024)
                                                                             -------                   -------
Cash flows from investing activities:
        Purchase of business assets                                           (1,198)                        -
        Capital expenditures                                                  (1,156)                   (1,477)
        Redeem certificate of deposit                                              -                     2,000
                                                                             -------                   -------
                Net cash (used in) provided by investing activities           (2,354)                      523
                                                                             -------                   -------
Cash flows from financing activities:
        Payments on long-term debt                                              (854)                     (367)
        Tax benefit from exercise of stock options                               107                         -
        Payment of accrued distribution to stockholders                            -                    (5,029)
                                                                             -------                   -------
                Net cash used in financing activities                           (747)                   (5,396)
                                                                             -------                   -------
Decrease in cash and cash equivalents                                         (5,905)                   (6,897)
        Cash and cash equivalents at beginning of period                       7,738                     9,297
                                                                             -------                   -------
        Cash and cash equivalents at end of period                           $ 1,833                   $ 2,400
                                                                             =======                   =======

                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)



                                                    Common Stock           Additional                     Unrecognized
                                                    ------------            Paid-in        Retained         Pension
                                                Shares       Amount         Capital        Earnings        Liability      Total
                                            ----------   ----------         -------        -------         ---------      -----
Balance, December 31, 1995                  4,988,854         $49           $2,086          $8,229           $(171)      $10,193

Net loss                                                                                    (3,650)                       (3,650)

Record unrecognized tax benefit of
     stock option compensation                                                 107               -               -           107

Issuance of common stock to non-
     employee directors                         8,568           -               30               -               -            30
                                            ---------        ----           ------          ------           -----       -------

Balance, September 28, 1996 (unaudited)     4,997,422         $49           $2,223          $4,579           $(171)      $ 6,680
                                            =========        ====           ======          ======           =====       =======


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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at September 28, 1996, and December 31, 1995, and its results of operations for the three months and nine months ended September 28, 1996, and September 30, 1995, and its cash flows for the nine months ended September 28, 1996 and September 30, 1995.

NOTE 2.   INVENTORIES

Inventories consisted of the following:


                                      September 28,     December 31,
                                         1996               1995
                                      -------------    --------------
                                              (in thousands)

          Raw material                    $ 9,644             $10,284
          Work-in-process                   5,734               4,948
          Finished trailers                   670               1,312
          Used trailers                     2,002                 227
                                          -------             -------
                                          $18,050             $16,771
                                          =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

NET SALES   Net sales for the third quarter ended September 28, 1996 decreased
29.2% to $39.7 million from $56.1 million for the third quarter ended September 30, 1995. The decrease in sales for the quarter ended September 28, 1996, was primarily attributable to a 29.7% decrease in new trailer units sold. Net sales for the nine months ended September 28, 1996, were $119.6 million, a 33.3% decrease from the $179.3 million in the comparable prior year period. This decrease in sales was primarily due to a 32.0% decrease in new trailer units sold from the comparable period in 1995.

GROSS PROFIT   Gross profit as a percentage of sales totaled 1.8% for the third quarter of 1996 compared to 6.2% for the same period in 1995. The gross profit percentage for the nine month period ended September 28, 1996 was .9% versus 6.9% for the same period in 1995. Lower gross profit in 1996 was due to several factors, including substantially lower volume and selling prices resulting from very weak market demand and excess production capacity in the industry. Also contributing to the decrease was significant start-up losses at the Company's new flatbed facility in Cartersville, Georgia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   Selling, general and
administrative ("S, G, & A") expenses for the third quarter of 1996 increased 29.6% versus the third quarter of 1995 and also increased as a percentage of sales to 5.5% in the third quarter of 1996 from 3.0% for the corresponding period in 1995. S,G,&A expenses for the nine month period ended September 28, 1996 increased 11.9% versus the same period in 1995, and increased as a percentage of sales to 5.2% from 3.1% for the corresponding period in 1995.

PROVISION FOR PLANT CLOSING   Costs related to the Company's closed facilities
increased in the third quarter of 1996 over the same period in 1995 and includes costs related to the closing of the Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995.

INTEREST EXPENSE, NET   Interest expense, net for the three and nine month
periods ended September 28, 1996 totaled $112,000 and $286,000 compared to interest income of $43,000 and interest expense of $14,000 for the same periods in 1995. The increase is a result of the notes payable for the purchases of the Cartersville, Georgia facility and the Dillon, South Carolina facility.

NET INCOME (LOSS)   Net loss for the three months and nine months ended
September 28, 1996 was $1.0 million and $3.7 million which included a credit for income taxes of $.6 million and $2.3 million, respectively. Net income for the three and nine months ended September 30, 1995 was $1.1 million and $5.3 million which was positively impacted by utilization of the deferred tax valuation reserve, which reduced the income tax expense by $1.1 million for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Statement of Cash Flows, net cash used in operating activities was $2.8 million during the first nine months of 1996 and $2.0 million during the corresponding period of 1995.

In July, 1996, the Company purchased the majority of the assets of a Dillon, South Carolina based dump trailer manufacturer. The purchase was made with a combination of cash and notes.

Due to its 1996 operating loss, the Company is in violation of covenants covering tangible net worth, leverage, and fixed charges as of September 28, 1996, under its revolving credit agreement with a financial institution. The lender has not agreed to waive this event of default and has informed the Company that funding requests under this agreement will not be honored as long as these covenant violations exist. The Company has no borrowings outstanding under this agreement as of September 28, 1996, although $2 million in letters of credit are outstanding under this facility.

The Company is working with another financial institution to establish a credit facility for replacing the existing revolving credit agreement. Although there is no assurance that the proposed transaction will be consummated, management believes a new facility will be in place before the end of 1996. The Company expects to begin borrowing under the proposed line as soon as it becomes available. The intended use of such borrowing would be to reduce the current level of indebtedness to trade creditors. Until such time as a new facility is available, management expects to meet its liquidity needs from cash provided by operations, cash and cash equivalents, and a reduction in its working capital.

BACKLOG

The Company's backlog of orders was approximately $44 million at December 31, 1995 and $34 million at September 28, 1996. The backlog includes only those orders for trailers for which a confirmed customer order has been received.
The Company manufactures trailers only to customer or dealer order and does not generally maintain an inventory of trailers.


PART II  -  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Not applicable.

ITEM 2.   Changes in Securities

          Not applicable.

ITEM 3.   Defaults upon Senior Securities

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

ITEM 5.   Other Information

          Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the period.

          EX - 27 Financial Data Schedule (For SEC use only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DORSEY TRAILERS, INC.

Date: November 12, 1996            By: /s/ T. Charles Chitwood
     --------------------             ----------------------------------------
                                      T. Charles Chitwood
                                      Vice President - Finance
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)