Form 10-K405
period 1996-12-31
DORSEY TRAILERS INC
filed 1997-03-31
CIK 924117

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                 COMMISSION FILE NUMBER 0-24354
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM  _________ TO  _________

                             DORSEY TRAILERS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-2110729
            (State or jurisdiction                             (IRS Employer
      of incorporation or organization)                     Identification No.)

                             2727 PACES FERRY ROAD
                           ONE PACES WEST, SUITE 1700
                                ATLANTA, GEORGIA
                                     30339
                    (Address of principal executive offices)

                                 (770) 438-9595
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class

                          COMMON STOCK $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X].

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1997 was $6,345,060, based upon the closing price of the Company's common stock as quoted on The Nasdaq Stock Market composite tape on such date.

     The number of shares outstanding of the registrant's common stock as of March 28, 1997 was 4,997,422.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997 are incorporated into this form 10-K Part III by reference.
================================================================================

                               TABLE OF CONTENTS

                             DORSEY TRAILERS, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1996

                                                                          PAGES
                                                                          -----
PART I.
Item 1.     Business....................................................     1
Item 2.     Properties and Insurance....................................     4
Item 3.     Legal Proceedings...........................................     5
Item 4.     Submission of Matters to Vote of Security Holders...........     5

PART II.
Item 5.     Market for the Registrant's Common Stock and Related             5
            Stockholder Matters.........................................
Item 6.     Selected Financial and Operating Data.......................     5
Item 7      Management's Discussion and Analysis of Financial Condition      6
            and Results of Operations...................................
Item 8.     Financial Statements and Supplementary Data.................    11
Item 9.     Changes in and Disagreement with Accountants on Accounting      11
            and Financial Disclosure....................................

PART III.
Item 10.    Directors and Executive Officers of the Registrant..........    11
Item 11.    Executive Compensation......................................    12
Item 12.    Security Ownership of Certain Beneficial Owners and             12
            Management..................................................
Item 13.    Certain Relationships and Related Transactions..............    12

PART IV.
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form     12
            8-K.........................................................

SIGNATURES..............................................................    16

                                     PART I

ITEM I - BUSINESS

     Dorsey Trailers, Inc. ("the Company" or "Dorsey") designs, manufactures and markets a broad line of high-quality, customized truck trailers, including aluminum and steel dry freight trailers, refrigerated trailers, flatbed trailers, package carrier trailers and dump trailers. The Company competes in the customized segment of the truck trailer industry and sells to many large, highly regarded and growth-oriented customers, including AAA Cooper Transportation, Averitt Express, Inc., Builders Transport, Covenant Transport, Landstar System, Roadway Package Service, Ryder Truck Rental, Inc., Salem Leasing Corp., Shaw Industries, Southeastern Motor Lines, Tyson Foods, United Parcel Service, U.S. Xpress and XTRA, Inc.

PRODUCTS

     The Company's broad line of customized products includes:

     - Aluminum and Steel Dry Freight Vans. These trailers are also known as sheet and post trailers and are the trailers purchased by most segments of the trucking industry. The Company produces both aluminum and steel full-size vans, shorter "pup" vans that are used in doubles or triples operation and piggybacks used in intermodal transportation.

     - CargoGuard(R). The CargoGuard(R) trailer was introduced by the Company in 1994 and has achieved continued. These trailers are proprietary, high-capacity, aluminum sheet and post vans with one-piece, seamless plastic interior liners. The Company believes that CargoGuard(R) is superior to traditional dry freight vans because of its greater cubic capacity and because its seamless liner is less expensive to maintain than plywood lining. The Company also believes that CargoGuard(R) offers certain advantages over aluminum plateside trailers, including the capability of bulk loading due to greater sidewall stiffness and decreased aluminum content, thereby lessening exposure to the volatility of commodity aluminum prices.

     - Refrigerated Vans. These trailers are used to transport temperature sensitive products. The Company's refrigerated vans are thermally efficient and were among the first to employ insulation material that is not harmful to the ozone layer of the atmosphere. The Company builds both full size and "pup" refrigerated trailers. Dorsey's food service delivery trailers are highly customized and may include such features as multiple compartments with different temperatures.

     - Package Carrier Vans. The Company has worked closely with the small package carrier industry to develop lightweight, durable, high-capacity trailers. These trailers frequently include specialized design features such as integrated interior shelving and roller systems for efficient loading and unloading.

     - Flatbed Trailers. Flatbed trailers, also known as platform trailers, are used to carry loads such as steel and building materials. The Company produces a wide variety of platform trailers, including straight frames, drop frames and multi-axle units for specialized loads. All steel as well as composite steel and aluminum designs are produced to satisfy specific customer requirements.

     - Dump Trailers. Dump trailers are used to haul bulk products such as dirt, sand, rock and gravel. The Company builds a variety of dump trailers, including double trailers with frame and frameless designs, of aluminum and steel construction.

     - Other Products. The Company's other products include drop frame vans, open top trailers, chip haul trailers, exterior post vans, bulk fruit trailers and converter dollies. The Company has participated in the international intermodal market by constructing container chassis and specialized aluminum containers used in the transportation of chemicals and other bulk products in Australia.

     - Parts and Accessories. Replacement parts and accessories are primarily sold to authorized Dorsey dealers.

     The Company provides a limited five-year warranty against defects in material and workmanship on van trailers, refrigerated van trailers and platform trailers. The Company provides a similar two year warranty on dump trailers. The Company's warranty costs historically have been approximately one percent of net sales per year. The Company is also involved in the sale of used trailers, which are supplied primarily by trade-ins from its new trailer customers.

SALES AND MARKETING

     The Company's marketing strategy is to offer a broad line of high quality trailers manufactured to the design specifications of its customers. The Company markets and distributes its products in two principal ways. Dorsey's national accounts typically include the larger truckload and less-than-truckload common carriers, large private carriers, leasing companies, third party logistics companies, household moving and storage carriers, package carriers and intermodal carriers. Dorsey authorized dealers primarily serve smaller and medium-sized carriers, owner-operators and private fleets in the region where the dealer is located.

CUSTOMERS

     National Account Sales. The Company strives to establish and maintain close, long-term relationships with its national account customers. Dorsey involves manufacturing and engineering personnel in its team approach to developing relationships with customers. The Company has been successful in developing significant relationships as a supplier to many large, growth-oriented customers, one of which accounted for more than 10% Dorsey's 1996 net sales, in the transportation industry, including:

     - Dry Freight Vans: AAA Cooper Transportation, Averitt Express, Covenant Transport, Landstar System, Southeastern Motor Lines, U.S. Xpress, Victory Express and Watkins.

     - CargoGuard(R): Decker Truck Lines, Rosedale Group, Shaw Industries, Stop-n-Shop and U.S. Xpress.

     - Refrigerated Trailers:  Decker Truck Lines, KAT, Martrac (a subsidiary of
      UPS), Pro-Source Distribution (formerly Burger King Distribution), Stop-n-Shop, Tyson Foods and XTRA.

     - Package Carrier Vans: Roadway Package Service, General Parcel Service and United Parcel Service.

     - Flatbed Trailers:  Boyd Brothers, Builders Transport, and Landstar
      System.

     - Piggyback (intermodal) Trailers: Transamerica Leasing and United Parcel Service.

     Dealer Sales. Smaller and medium-sized customers are served through Dorsey's independent dealer network. Dealer sales account for a substantial percentage of sales of refrigerated, flatbed and dump trailers. The Company's independent dealers are highly responsive to customers in their service areas, allowing the Company to access these regional markets. There are 73 authorized Dorsey dealers located in 36 states and five Canadian provinces, and each dealer is independently owned. Most provide parts, general and warranty repair service for trailers and also sell used trailers, thereby providing a sales outlet for trailers taken in trade by the Company. The Company has no ownership interest in any Dorsey dealership and owns no branches. Management believes that independently owned dealerships are a more cost efficient distribution system than Company-owned branches and has no plans to develop any.

     The Company's relationships with its dealers are governed by non-exclusive agreements that are terminable by either party upon 30 days' notice. These agreements generally provide that it is the primary responsibility of the dealer to promote the sale of the Company's products in the geographic area the dealer serves.

ENGINEERING AND MANUFACTURING

     Dorsey considers its engineering expertise, combined with the manufacturing experience of its work force, key competitive advantages. The Company utilizes this experience and expertise in its marketing by including engineering and manufacturing personnel in initial meetings with potential Dorsey customers to assist in defining and meeting the customer's objectives. This team approach often results in new and unique ways of satisfying the customer's needs. The process also ensures effective communication throughout the organization.

     In response to customer demands and to reduce costs, the Company seeks ways to reduce trailer weight and material content. The Company also seeks to improve its manufacturing methods to reduce the labor required to build its products. These efforts involve teams from all disciplines, including the manufacturing work force.

     Each of the Company's trailers is manufactured from highly customized designs based on detailed customer specifications of each aspect of the trailer, including dimensions, structural requirements, fabrication materials, component parts and accessories. Examples of some of the custom design features available include extra floor support for heavy loads, specialized door placements, pull out steps and platforms at doors, fluorescent interior lighting systems, axle systems, braking systems, and specialized placement of cargo tie downs. The manufacturing process involves the fabrication of components. Additional materials, which need no modification prior to assembly, are also utilized in the manufacturing process. These materials include wood floors, tires, wheels, axles and support gear. The Company believes that there are multiple sources of raw materials used in the manufacturing process.

BACKLOG

     The Company's backlog of orders was approximately $26 million, $44 million and $180 million at December 31, 1996, 1995 and 1994, respectively. Dorsey includes in backlog only those orders for trailers for which a confirmed customer order has been received. Dorsey expects to fill all of these orders by the end of 1997. The Company manufactures trailers only to customer or dealer order and generally does not maintain an inventory of "stock" trailers in anticipation of future orders. However, many of Dorsey's dealers do maintain an inventory of trailers.

EMPLOYEES

     As of December 31, 1996, the Company employed 984 persons, of whom 29 were employed in engineering, 884 in manufacturing, 18 in sales and marketing, 16 in materials and 37 in administration, finance and management.

     Substantially all of the Company's manufacturing employees at the Elba, Alabama plant are represented by the International Association of Machinists and Aero Space Workers ("IAM") under a three year collective bargaining agreement that expires April 30, 1999. The Cartersville, Georgia and Dillon, South Carolina plants are non-union.

     The Company considers its relationship with its employees to be satisfactory.

COMPETITION

     The truck trailer manufacturing industry is highly competitive and barriers to entry are relatively low. Dorsey faces competition from numerous truck trailer manufacturers of various sizes and financial strength. Dorsey is one of the larger manufacturers of truck trailers. Some of the other largest manufacturers are Great Dane Limited Partnership, Wabash National Corporation, Strick Trailers, Inc., Monon Corporation, Trailmobile, Inc., Utility Trailer Manufacturing Company, Stoughton Trailers, Inc., Fruehauf Trailer Corporation and Hyundai Precision America, Inc. The Company competes on the basis of price, product availability and delivery time, design and engineering innovations and capabilities, product quality and durability, warranties, service, manufacturer's financial viability, and customer relationships.

     The truck trailer industry faces competition from other types of products in markets, such as the domestic intermodal container and chassis market, in which the Company currently does not compete. The Company currently has chosen not to participate in the intermodal container market based upon its belief that the opportunity for container differentiation is minimal and industry manufacturing supply is more than adequate. However, Dorsey's engineering and marketing teams remain current on developments in this industry segment and could quickly produce containers and container chassis if the market dynamics were to become more favorable.

REGULATION

     Truck trailer length, height, width, gross vehicle weight and other specifications are regulated by the National Highway Traffic Safety Administration and individual states. Changes and anticipated changes in these regulations have resulted in significant fluctuations in demand for new trailers, thereby contributing to industry cyclicality. The Company also is governed by a variety of regulations established by various federal, state and local agencies governing such matters including employee safety and working conditions, environmental protection and other activities.

ENVIRONMENTAL MATTERS

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources (WDNR) conducted an environmental inspection that identified certain environmental response requirements. The Company and certain prior owners of the Edgerton plant are cooperating in conducting remediation at the plant site and in joining with other potentially responsible parties in addressing an adjacent landfill site. The Company has established accruals that it believes to be adequate to address its environmental liabilities associated with these matters.

     In December 1990, a leak was detected in an underground storage tank containing an industrial solvent at the Elba, Alabama facility. The Company notified the Alabama Department of Environmental Management ("ADEM") of the leak and hired an environmental consulting firm to investigate the problem and conduct corrective action. Based on the consultant's investigations and discussions with ADEM, the Company does not expect the costs of corrective action to exceed the accruals it has established for this purpose.

PATENTS AND TRADEMARKS

     The Company has been issued a patent in the United States to protect the design concept and manufacturing method of the Company's CargoGuard(R) van trailer. The Company has been granted a trademark registration for the CargoGuard(R) name in the United States.

ITEM 2 - PROPERTIES AND INSURANCE

     The Company's design and manufacture of truck trailers are performed at three facilities. Dry freight vans and refrigerated vans are produced at a 400,000 square foot facility on 74 acres in Elba, Alabama. Platform trailers are produced at a 150,000 square foot facility on 16 acres in Cartersville, Georgia. Dump trailers are produced at a 45,100 square foot facility in Dillon, South Carolina. Management believes these facilities have sufficient manufacturing capacity to produce the Company's current market share of the estimated industry shipments for the foreseeable future.

     The Company also owns an inactive 343,000 square foot plant in Edgerton, Wisconsin and an inactive 92,000 square foot facility in Griffin, Georgia. Additionally, in December, 1995, the Company closed its 144,000 square foot plant on 40 acres in Northumberland, Pennsylvania. The Company's principal executive offices are located in an approximately 7,000 square foot office in Atlanta, Georgia, which is leased by the Company.

     The Company maintains insurance to limit certain risks associated with its business activities. The Company's comprehensive property policy insures business interruption losses in addition to the Company's buildings, machinery and inventory. The property insurance has a total limit of $84 million and a flood sub-limit of $15 million, subject to a $100,000 deductible per occurrence.

     In addition, the Company maintains insurance covering general, product and workers' compensation liabilities with a per occurrence and annual aggregate limit of $21 million, subject to a self-insured retention of $250,000 for each occurrence ($350,000 for workers' compensation losses).

ITEM 3 - LEGAL PROCEEDINGS

     See "Business -- Environmental Matters" for a description of certain legal proceedings. In April, 1995, a class action lawsuit alleging racial discrimination was filed against the Company, and in the normal course of business, the Company is a defendant in certain other litigation. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     Following the Company's initial public offering of Common Stock on July 28, 1994, the Company's Common Stock has traded on The Nasdaq Stock Market under the symbol "DSYT". The following table sets forth, for the period indicated, the high and low sales prices per share of the Common Stock as reported on The Nasdaq Stock Market.

                                                         HIGH          LOW
                                                        -------      -------
1995
  First Quarter.......................................  $15.500      $10.500
  Second Quarter......................................  $12.125      $ 8.750
  Third Quarter.......................................  $ 9.750      $ 7.500
  Fourth Quarter......................................  $ 8.250      $ 5.125
1996
  First Quarter.......................................  $ 6.375      $ 3.000
  Second Quarter......................................  $ 5.375      $ 2.875
  Third Quarter.......................................  $ 5.000      $ 3.750
  Fourth Quarter......................................  $ 4.125      $ 3.125
1997
  First Quarter (through March 28, 1997)..............  $ 3.375      $ 2.250

     As of March 3, 1997, the Common Stock was held by approximately 110 holders of record and approximately 1,300 beneficial owners.

DIVIDEND POLICY

     The Company intends to retain any future earnings to provide funds for the operation and expansion of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6 - SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth selected financial and operating data of the Company. The selected financial data, except for the unaudited pro forma data, as of December 31, 1996, 1995, 1994, 1993 and 1992 and for each of the five years then ended have been derived from the Financial Statements of the Company which have been audited by Price Waterhouse LLP, the Company's independent accountants. Unaudited pro forma adjustments for 1994 and 1993 have been shown to reflect the income tax provision which would have been made if the Company had been a taxable corporation throughout such period. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1995       1994       1993       1992
                                                --------   --------   --------   --------   --------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND
                                                                  OPERATING DATA)
Statement of Operations Data:
  Net sales...................................  $157,366   $227,944   $205,625   $170,863   $125,473
  Cost of sales...............................   156,214    215,048    189,474    159,258    119,861
                                                --------   --------   --------   --------   --------
     Gross profit.............................     1,152     12,896     16,151     11,605      5,612
  Selling, general and administrative
     expenses.................................     8,142      7,349      6,774      6,458      5,669
  Provision for plant closing.................       611        350                   500        500
                                                --------   --------   --------   --------   --------
  Operating income (loss).....................    (7,601)     5,197      9,377      4,647       (557)
  Interest expense, net.......................       408         62        647      1,149        889
                                                --------   --------   --------   --------   --------
     Income (loss) before income taxes........    (8,009)     5,135      8,730      3,498     (1,446)
  Provision for (benefit from) income taxes...    (3,084)       891
                                                --------   --------   --------   --------   --------
     Net income (loss)........................  $ (4,925)  $  4,244   $  8,730   $  3,498   $ (1,446)
                                                ========   ========   ========   ========   ========
     Net income (loss) per share..............  $  (0.99)  $   0.85
  Weighted average shares outstanding.........     4,952      4,969
Unaudited Pro Forma Data(1):
     Pro forma income taxes...................                        $  1,805   $  1,332
     Pro forma net income (loss)..............                           6,925      2,166   $ (1,446)
     Pro forma net income per share...........                            1.53       0.52
     Pro forma weighted average shares
       outstanding............................                           4,516      4,191
Operating Data:
  Number of trailers sold.....................     8,595     12,276     12,010     10,190      7,496
  Sales per employee..........................  $160,251   $174,938   $155,306   $154,627   $142,260
Balance Sheet Data (at end of period):
  Total assets................................  $ 45,019   $ 47,449   $ 47,516   $ 23,902   $ 20,196
  Long-term debt, including current portion...     9,876     10,315      8,755     14,413     15,143
  Total stockholders' equity (deficit)........     5,615     10,193      5,248    (12,312)   (15,203)

---------------

(1) From inception of the Company in 1987 until the Company's initial public offering in July 1994, the Company elected to be treated as an S Corporation and, accordingly, was not subject to corporate income taxes. Following the initial public offering, the Company became subject to corporate income tax. Unaudited pro forma net income has been computed as if the Company were subject to federal and state income taxes for all periods presented, calculated in accordance with Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes", based on the tax laws in effect during the respective periods. The pro forma net income per share calculation in 1993 includes the issuance of shares to fund the payment of undistributed S Corporation earnings to the S Corporation stockholders. See Note 7 of Notes to Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's sales are derived primarily from the sale of truck trailers and, to a lesser extent, replacement parts and accessories and used trailers. The Company recognizes revenue from the sale of trailers after manufacturing is complete, at which time title is transferred to the customer. Materials represent approximately 75% of cost of sales, with the remainder consisting of labor and factory overhead.

INCLUSION OF FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Letter To Our Stockholders" may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors to the Company, reliance on certain customers, shortages of new materials, labor shortages or work stoppage, dependence on industry trends, government regulations and new technologies or products. Readers should review and consider the various disclosures included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of expense items to net sales for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1996     1995     1994
                                                        -----    -----    -----
Net sales.............................................  100.0%   100.0%   100.0%
Cost of sales.........................................   99.3     94.3     92.1
                                                        -----    -----    -----
Gross profit..........................................    0.7      5.7      7.9
Selling, general and administrative expenses..........    5.2      3.2      3.3
Provision for plant closing...........................     .4      0.2
                                                        -----    -----    -----
Income (loss) from operations.........................   (4.9)     2.3      4.6
Interest expense, net.................................     .2               0.3
                                                        -----    -----    -----
Income (loss) before income taxes.....................   (5.1)     2.3      4.3
Provision for (benefit from) income taxes.............   (2.0)      .4
                                                        -----    -----    -----
Net income (loss).....................................   (3.1)%    1.9%     4.3
                                                        =====    =====
Unaudited pro forma income taxes......................                      0.9
                                                                          -----
Unaudited pro forma net income........................                      3.4%
                                                                          =====

  Net Sales

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                               (IN THOUSANDS OF DOLLARS, EXCEPT
                                                       PERCENTAGE DATA)
Net sales....................................  $157,366    $227,944    $205,625
Percentage increase (decrease) in sales from
  prior period...............................     (31.0)%      10.9%       20.3%

     Net sales for 1996 decreased 31.0% to $157.4 million from $227.9 million for 1995. The 31% decrease in net sales represented a 30% decrease in the number of trailers sold. The decrease in net sales and the number of trailers sold was a direct result of the decrease in demand for trailers from customers, massive overcapacity in the industry and, as a result of these factors, severe pricing pressure.

     Net sales for 1995 increased 10.9% to $227.9 million from $205.6 million for 1994. The increase in 1995 net sales represented a 2.2% increase in new trailer units sold. Net sales and number of units sold were adversely affected by the labor strike and eventual shutdown of the Company's Pennsylvania plant. The increase in net sales in 1995 compared to 1994 reflected the continued demand for the Company's products as well as the increased manufacturing capacity resulting from the 1994 expansion of a dry freight line at the Elba, Alabama plant. The Company's Cartersville, Georgia facility opened in 1995 has a greater capacity than the closed Pennsylvania plant.

     Net sales for 1994 increased 20.3% to $205.6 million from $170.9 million for 1993. The increase in 1994 net sales represented a 17.9% increase in new trailer units sold, reflecting strong demand for the Company's products.

     Gross Profit

                                                 YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                 1996     1995      1994
                                                ------   -------   -------
                                                (IN THOUSANDS OF DOLLARS,
                                                 EXCEPT PERCENTAGE DATA)
Gross profit..................................  $1,152   $12,896   $16,151
As a percentage of net sales..................     0.7%      5.7%      7.9%

     Gross profit as a percentage of net sales, or gross margin, decreased to 0.7% in 1996, from 5.7% in 1995, and gross profit decreased to $1.2 million in 1996. The decrease was largely due to the factors affecting the decrease in net sales including substantially lower volume of trailers sold and depressed selling prices resulting from very weak market demand due to excess production capacity in the industry. Also contributing to the decrease was significant start-up costs incurred in connection with the opening of the Company's flatbed facility in Cartersville, Georgia.

     Gross margin decreased to 5.7% in 1995 from 7.9% in 1994, and gross profit decreased 20.2% to $12.9 million in 1995. This was largely due to the production inefficiencies caused by the use of temporary workers to replace certain striking union employees and raw material shortages. The advantages of the new Georgia plant include lower hourly labor costs, an experienced non-union workforce, and a more efficient manufacturing layout. Gross margin increased to 7.9% in 1994 from 6.8% in 1993, and gross profit increased 39.2% to $16.2 million in 1994. These improvements resulted primarily from manufacturing efficiencies associated with increased volume, productivity gains, cost-effective design changes and the Company's materials purchasing program.

     Selling, General and Administrative Expenses

                                                 YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                 1996      1995      1994
                                                ------    ------    ------
                                                (IN THOUSANDS OF DOLLARS,
                                                 EXCEPT PERCENTAGE DATA)
Selling, general and administrative
  expenses....................................  $8,142    $7,349    $6,774
As a percentage of net sales..................     5.2%      3.2%      3.3%

     Selling, general and administrative ("S, G & A") expenses increased 10.8% to $8.1 million for 1996 from $7.3 million for 1995. The increase in expenses was primarily due to professional fees incurred in connection with strategic planning opportunities. S, G & A, as a percentage of net sales, increased from 3.2% in 1995 to 5.2% in 1996; this increase was due primarily to the decrease in net sales.

     S, G & A expenses for 1995 increased 8.5% to $7.3 million from $6.8 million for 1994, but declined as a percentage of net sales to 3.2% from 3.3%. S, G & A expenses for 1994 increased 4.9% to $6.8 million from $6.5 million in 1993, but declined as a percentage of net sales to 3.3% from 3.8%. The reduction in S, G & A expenses as a percentage of net sales in 1995 and 1994 was due to efficiencies gained through increased sales volume and the effects of the Company's cost containment efforts.

     Provision for Plant Closing

     The Company recorded $611,000 and $350,000 in 1996 and 1995, respectively, for expenses relating to its closed facilities in Edgerton, Wisconsin and Northumberland, Pennsylvania. The 1996 provision primarily relates to salaries, repairs, maintenance and depreciation expense at the Northumberland plant. The 1995 provision includes the expenses relating to severance pay due to the 1995 shutdown of the Pennsylvania facility, in addition to depreciation expense on the Wisconsin facility. The Company believes it has accrued adequate carrying costs for the period it expects to hold the Wisconsin facility, however this period may be extended due to the uncertainty involved in the environmental remediation. See "Business -- Environmental Matters."

INTEREST EXPENSE, NET

                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                             1996          1995          1994
                                          ----------    ----------    ----------
                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                     PERCENTAGE DATA)
Interest expense, net...................  $      408    $       62    $      647
As a percentage of net sales............         0.2%            *           0.3%

---------------

* Represents less than 0.1%.

     Net interest expense increased $346,000 to $408,000 for 1996. The increase in interest expense is a result of the notes payable for the purchases of the Cartersville, Georgia facility and the Dillon, South Carolina operation and the reduction in interest income between the years 1996 and 1995. Net interest expense decreased from $647,000 in 1994 to $62,000 in 1995. This decrease primarily reflects a lower principal amount of debt outstanding and an increase in interest income earned. Net interest expense decreased from $1.1 million in 1993 to $647,000 in 1994. This decrease was due to lower utilization of the Company's revolving line of credit, the total repayment of mortgages on the Company's Pennsylvania facility and the significant paydown of the Company's Small Business Administration loan.

PROVISION FOR (BENEFIT FROM) INCOME TAXES AND NET INCOME (LOSS)

     The Company reported a net loss of $4.9 million, or $.99 loss per share, for 1996 as compared to net income of $4.2 million, or $0.85 per share for 1995. The Company recorded a benefit for income taxes of $3.1 million in 1996 for an effective income tax benefit rate of 38.5% as compared to a provision for income taxes of $891,000 in 1995 for an effective income tax provision rate of 17.4%. The lower effective income tax provision rate in 1995 was due to the utilization of the deferred tax valuation reserve, which reduced the provision for income taxes by $1.1 million. Net income for 1994 was $8.7 million. On a pro forma basis, net income was $6.9 million, or $1.53 per share. See "Item 6 -- Selected Financial and Operating Data" for discussion of the pro forma basis for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1996 were $101,000 as compared to $7.7 million at December 31, 1995. The $7.6 million decrease in cash and cash equivalents is due to funding of the Company's net losses of $4.9 million, payment of scheduled debt of $1.0 million, the cash payment portion of the purchase of the dump-trailer manufacturing operations in Dillon, South Carolina of $1.2 million.

     Net cash used in operating activities was $4.3 million for 1996 as compared to net cash provided by operating activities of $3.7 million and $4.4 million for 1995 and 1994, respectively. Cash used in operating activities for 1996 was primarily used to fund the increase in inventory of $1.8 million, a $2.4 million increase in income tax receivable, and operating losses of $4.9 million. The increase in inventory was due to a $3.6 million increase in used trailers which was offset by a decrease in raw materials of $1.9 million. The cash used by operating activities for 1996 was primarily funded by the Company's cash and cash equivalents and an increase in accounts payable. Cash provided by operations for 1995 and 1994 was primarily provided by net income.

     Net cash used in investing activities was $2.5 million, $15,000, and $3.6 million for 1996, 1995 and 1994, respectively. Net cash used in investing activities for 1996 was used to fund $1.3 million for capital expenditures and $1.2 million for the cash payment portion of the purchase of a dump trailer manufacturing operations. In July 1996, the Company purchased the operations of a dump trailer manufacturer for $1.8 million. An unsecured note payable of $577,000 was issued to the seller at a floating prime interest rate. For 1995 capital expenditures were $4.0 million of which the Company funded $2.0 million with cash. In November 1995, the Company purchased a facility in Cartersville, Georgia for $2.0 million for the manufacture of flatbed trailers by issuing a note payable to the seller in the amount of $2.0 million at a fixed interest rate of 8.5%. For 1994 capital expenditures were $2.3 million which was funded with cash. The capital expenditures for 1994 included $1.3 million to expand the production capacity of the Elba, Alabama manufacturing plant.

     Net cash used in financing activities was $800,000 and $5.5 million for 1996 and 1995, respectively. Net cash used in financing activities for 1996 was used for the scheduled repayment of long-term debt. The net cash used in 1995 was primarily used for the distribution to stockholders of $5.2 million which represented the previously taxed and undistributed earnings of the Company as a result of the termination of the Company's S Corporation election. Net cash provided by financing activities for 1994 was $8.4 million which was a result of the $16.2 million the Company received from the issuance of 1,400,000 shares of common stock in an initial public offering. The Company used the net proceed to:
(a) repay indebtedness of $4.4 million, (b) purchase a portion of a stock option held by a director for $2.4 million, (c) fund capital expenditures of $1.1 million, and (d) add $8.3 million to working capital of which $5.2 million was paid as an S Corporation distribution in 1994 and 1995.

     Due to the Company's operating losses in 1996 the Company was in violation of covenants covering tangible net worth, leverage, and fixed charges under its $10 million line of credit with a financial institution. The Company had no borrowings outstanding as of December 31, 1996, although $1,990,000 in letters of credit were outstanding under this facility. On March 28, 1997, the Company entered into a $14 million 5 year working capital line of credit ("Financing Agreement") with an asset based lender to replace the prior $10 million working capital line of credit. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of March 28, 1997, the Company had $3.2 million outstanding, including $1,990,000 of letters of credit and had $6.9 million of availability under the Financing Agreement. See Note 13 of the Notes to the Financial Statements for further discussion on the Financing Agreement.

     The Company has experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996 and continuing to date. This situation results primarily from continuing operating losses and a higher than normal level of inventory of used trailers. With many customers purchasing replacement trailers only, the Company has had to increase its acceptance of used trailers as trade-ins in order to obtain certain new trailer orders. By accepting trade-ins, cash is not received until after the subsequent sale of the used trailers. As of December 31, 1996 the Company's inventory of used trailers was $4.0 million and its purchase commitments for used trailers was $15.4 million. Subsequent to December 31, 1996, management decided to sell certain used trailers quickly at lower than normal pricing in order to generate cash to meet its obligations. As a result, the Company has incurred losses on the sale of used trailers through March 28, 1997 of approximately $1.5 million. Additionally due to management's decision to sell the Company's inventory of used trailers as quickly as possible and the effect thereon on used trailer values, the Company has reduced the value of its remaining used trailers by $1.8 million.

     With the closing of the new $14 million Financing Agreement, management believes that sufficient funds will be advanced under the Financing Agreement and from the sale of used trailers in order for the Company to timely meet its obligations. The Company's projected cash flows assume the continued receipt of materials from trade vendors on generally the same terms as the Company is currently receiving and that the Company is able to increase sales prices moderately during the second half of 1997.

ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. FAS No. 125 requires an entity to recognize each of the components of the financial instruments which it controls, derecognize the components of the assets it has surrendered control over and derecognize liabilities which it has paid or been legally released from. FAS No. 125 is effective for fiscal years beginning after December 31, 1996. As the Company does not presently transfer and/or service financial assets and/or liabilities as defined by FAS No. 125, management does not believe the adoption of FAS No. 125 will have a significant impact on the Company's financial position or results of operations but may require additional disclosures regarding assets assigned as collateral to the Company's debt.

     In October of 1996, American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1). SOP 96-1 requires that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies", are met. SOP 96-1 provides guidance on what the accrual for environmental liabilities should include and the measurement of the liability. SOP 96-1 is effective for the Company beginning in 1997. Management has reviewed its current methodology regarding accrual for environmental liability, and management does not believe that the adoption of SOP 96-1 will have a materially adverse impact on the Company's financial position or results of operations.

SEASONALITY AND INFLATION

     Unit sales of new trailers are generally not affected by seasonal factors. However, new trailer unit sales have historically been subject to cyclical variation based upon general economic conditions. The federal government also regulates certain trailer features, particularly with respect to safety. Any changes in these regulations apply generally to all manufacturers in the industry and can have a significant impact on industry sales. Long-term domestic growth in demand for truck trailers has generally been in line with increases in the United States Gross Domestic Product. However, in the short to intermediate term, new trailer sales can be very cyclical. The short to intermediate term cycle of trailer sales is also impacted by the environment for new business investment in equipment particularly in the trucking industry.

     The Company has not been materially impacted by inflation in the past three years.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in Part IV, Item 14 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information under the headings "Proposal I -- Election of Directors -- Director and Director Nominee Information" and -- "Executive Officers of the Company" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held April 30, 1997.

ITEM 11 - EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the headings "Proposal I -- Election of Directors -- Executive Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held April 30, 1997. In no event shall the information contained in the Proxy Statement under the headings "Stockholder Return Comparison" and "Report of the Compensation Committee of the Board of Directors" be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Proposal I -- Election of Directors -- Principal Stockholders of the Company" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held April 30, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the headings "Proposal I -- Election of Directors -- Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "-- Certain Transactions" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held April 30, 1997. Additionally, see Note 13 of the Notes to Financial Statements for related party transactions.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The following financial statements of Dorsey Trailers, Inc., incorporated by reference into Item 8, are attached hereto:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Accountants...........................     F-1
Balance Sheets as of December 31, 1996 and 1995.............     F-2
Statements of Operations for the years ended December 31,
  1996, 1995 and 1994.......................................     F-3
Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 1996, 1995 and 1994..........     F-4
Statements of Cash Flows for the years ended December 31,
  1996, 1995 and 1994.......................................     F-5
Notes to Financial Statements...............................     F-6

     2. Financial Statement Schedules

Schedule VIII -- Valuation and Qualifying Accounts..........    F-21

     All other schedules have been omitted because the schedules are either inapplicable or the information required is included in the financial statements or notes thereto.

                               INDEX TO EXHIBITS

  EXHIBIT                                                                  SEQUENTIALLY
  NUMBER                       DESCRIPTION OF EXHIBITS                     NUMBERED PAGE
  -------                      -----------------------                     -------------
   3.1       Certificate of Incorporation of the Company.*
   3.2       Bylaws of the Company.**
   4.1       See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and the Bylaws of the Company defining the rights of holders of Common Stock.
   4.2       Form of Common Stock certificate of the Company.**
  10.1       Accounts Financing Agreement between Congress Financial
             Corporation and the Company, dated August 8, 1990.*
  10.2       First Consolidated Amendment to Accounts Financing Amendment
             by and between the Company and Congress Financial
             Corporation, dated June 28, 1993.*
  10.3       Intercreditor Agreement by and between the U.S. Small
             Business Administration and Congress Financial Corporation,
             dated August 8, 1990.*
  10.4       First Amendment to the Intercreditor Agreement by and
             between the U.S. Small Business Administration and Congress
             Financial Corporation, dated June 28, 1993.*
  10.5       Limited Guarantee and Waiver by Marilyn R. Marks dated June
             28, 1993.*
  10.6       Trademark Security Agreement between Congress Financial
             Corporation and the Company, dated June 28, 1993.*
  10.7       Blocked Account Agreement by and among Citizens and Southern
             National Bank, Congress Financial Corporation and the
             Company, dated March 5, 1991.*
  10.8       Loan Authorization and Agreement between the U.S. Small
             Business Administration and the Company, dated May 3, 1990.*
  10.9       Letter amending the Loan Authorization and Agreement between the U.S. Small Business Administration and the Company,
             dated August 6, 1990.*
  10.10      Letter amending the Loan Authorization and Agreement between the U.S. Small Business Administration and the Company,
             dated May 4, 1992.*
  10.11      Letter amending the Loan Authorization and Agreement between the U.S. Small Business Administration and the Company,
             dated May 18, 1994.*
  10.12      Agreement between the Company and International Association of Machinists and Aero Space Workers, Local Lodge No. 1769,
             dated May 1, 1993.*
  10.13      Agreement between the Company and International Union,
             United Automobile Aerospace and Agricultural Implement
             Workers of America for and on behalf of, UAW Local 1868,
             dated March 4, 1992.*
  10.14      Shareholder Agreement by and among Trailers Acquisition
             Corp. (a predecessor of the Company) and certain
             stockholders of the Company, dated March 16, 1987.*
  10.15      First Amendment to Shareholder Agreement and Agreement with
             Former Shareholder by and among the Company, the
             stockholders of the Company and a former stockholder of the
             Company, dated April 11, 1988.*

  EXHIBIT                                                                  SEQUENTIALLY
  NUMBER                       DESCRIPTION OF EXHIBITS                     NUMBERED PAGE
  -------                      -----------------------                     -------------
  10.16      Dorsey Trailers, Inc. Marks/Rymer Shareholders Agreement by
             and among the Company, Marilyn R. Marks and Hoyle Rymer,
             dated January 12, 1993.*
  10.17      Dorsey Trailers, Inc. Shareholder Agreement by and among the
             Company and certain stockholders of the Company, dated
             February 25, 1994.*
             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
             10.18       Form of Stock Option Agreement by and among the
                         Company, Marilyn R. Marks and each of T. Charles
                         Chitwood, Charles W. Mudd, David A. Kemp and H.
                         Douglas Allgood.*
             10.19       Dorsey Trailers, Inc. 1994 Long-Term Incentive
                         Plan.**
             10.20       Dorsey Trailers, Inc. 1994 Profit Plan.*
             10.21       Dorsey Trailers, Inc. Amended and Restated
                         Salaried Employees' Retirement Plan, effective
                         January 1, 1989.**
             10.22       Dorsey Trailers, Inc. Amended and Restated
                         Salaried Employees' Savings Incentive Plan, effective
                         January 1, 1989.*
             10.23       Dorsey Trailers, Inc. (Edgerton, Wisconsin
                         Division) Amended and Restated International Union
                         Industrial Workers of America Local #786
                         Employees' Pension Plan, effective January 1,
                         1989.*
             10.24       Dorsey Trailers, Inc. Northumberland,
                         Pennsylvania Plant Revised and Restated U.A.W. Local
                         #1868 Hourly Employees' Retirement Plan, effective
                         January 1, 1989.*
             10.25       Form of the Dorsey Trailers, Inc. 1994 Stock
                         Plan for Non-Employee Directors.**
             10.25(a)    Registration Agreements between the Company and
                         T. Charles Chitwood, Charles W. Mudd, David A. Kemp
                         and H. Douglas Allgood, respectively, dated January
                         1995.***
  10.26      Promissory Note between the Company and Marilyn R. Marks,
             dated January 12, 1993.*
  10.27      Promissory Note between the Company and Marilyn R. Marks,
             dated June 10, 1988.*
  10.28      First Amendment to Promissory Note between the Company and
             Marilyn R. Marks, dated June 10, 1991.*
  10.29      Second Amendment to Promissory Note between the Company and
             Marilyn R. Marks, dated June 6, 1994.**
  10.30      Non-Negotiable Promissory Note between the Company and
             Marilyn R. Marks, dated April 14, 1994.**
  10.31      Dorsey Trailers, Inc. Excess Benefit Plan, effective May 1,
             1994.**
  10.32      Form of Indemnity Agreement between the Company and each
             director and executive officer of the Company.**
  10.33      Fifth Amendment to Accounts Financing Agreement by and
             between the Company and Congress Financial Corporation,
             dated May 3, 1994.**
  10.34      Collateral Assignment of Certificate of Deposit by and
             between the Company and Congress Financial Corporation,
             dated May 3, 1994.**
  10.35      Sixth Amendment to Accounts Financing Agreement by and
             between the Company and Congress Financial Corporation,
             dated November 1, 1994.***

  EXHIBIT                                                                  SEQUENTIALLY
  NUMBER                       DESCRIPTION OF EXHIBITS                     NUMBERED PAGE
  -------                      -----------------------                     -------------
  10.36      Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank of Georgia, National
             Association, dated August 11, 1995.****
  10.37      Real Estate and Deed to Secure Debt by and between the
             Company and Glenn T. Taylor and Bankhead Enterprises, Inc.,
             dated November 14, 1995.****
  10.38      First Amendment to Revolving Credit and Reimbursement
             Agreement by and between the Company and NationsBank of
             Georgia, National Association, dated June 11, 1996.*****
  10.39      Agreement between the Company and International Association of Machinists and Aerospace Workers, Local Lodge No. 1769,
             dated May 1, 1996.
  10.40      Asset Purchase Agreement by and among Dorsey Trailers, Inc.,
             Carolina Coastal Investors, Inc and David Cottingham, dated as of July 1, 1996 (the Registrant agrees to furnish a copy of any schedule omitted to the Commission upon request).

---------------

* Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994.

** Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994, as amended on July 8, 1994.

*** Incorporated by reference from the Registrant's form 10-K for the year ended December 31, 1994.

**** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1995.

***** Incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                         DORSEY TRAILERS, INC.

                                         By:       /s/ MARILYN R. MARKS
                                          --------------------------------------
                                                     Marilyn R. Marks
                                            President, Chief Executive Officer
                                                and Chairman of the Board

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 1997.

                       SIGNATURE                                              TITLE
                       ---------                                              -----

                  /s/ MARILYN R. MARKS                    President, Chief Executive Officer and
--------------------------------------------------------    Chairman of the Board of Directors
                    Marilyn R. Marks

                /s/ T. CHARLES CHITWOOD                   Vice President -- Finance
--------------------------------------------------------    (Principal Financial and Accounting Officer)
                  T. Charles Chitwood

                    /s/ ERNEST LORCH                      Director
--------------------------------------------------------
                      Ernest Lorch

               /s/ LAWRENCE E. MOCK, JR.                  Director
--------------------------------------------------------
                 Lawrence E. Mock, Jr.

                   /s/ J. HOYLE RYMER                     Director
--------------------------------------------------------
                     J. Hoyle Rymer

                  /s/ NEIL A. SPRINGER                    Director
--------------------------------------------------------
                    Neil A. Springer

                           ANNUAL REPORT ON FORM 10-K

                             Item 14 (a) 1. and 2.

             Financial Statements and Financial Statement Schedules

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dorsey Trailers, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 13 present fairly, in all material respects, the financial position of Dorsey Trailers, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Atlanta, Georgia
January 20, 1997, except for Note 13 which is as of March 28, 1997

                             DORSEY TRAILERS, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1996         1995
                                                              -------      -------
ASSETS
Current assets
  Cash and cash equivalents.................................  $   101      $ 7,738
  Accounts receivable, less allowance for doubtful accounts
     of $168 and $250.......................................    8,296        9,394
  Inventories...............................................   19,002       16,771
  Prepaid expenses and other assets.........................    2,990          663
                                                              -------      -------
          Total current assets..............................   30,389       34,566
Property, plant and equipment, net..........................    9,681        9,459
Deferred income taxes.......................................    3,953        3,418
Other assets................................................      996            6
                                                              -------      -------
          Total assets......................................  $45,019      $47,449
                                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................  $   705      $ 1,011
  Accounts payable..........................................   18,126       15,568
  Accrued wages and employee benefits.......................    4,403        5,004
  Accrued expenses..........................................    4,299        3,669
                                                              -------      -------
          Total current liabilities.........................   27,533       25,252
Long-term debt..............................................    9,171        9,304
Accrued pension liability...................................    1,600        1,600
Accrued warranty............................................    1,100        1,100
                                                              -------      -------
          Total liabilities.................................   39,404       37,256
                                                              -------      -------
Stockholders' equity
  Preferred stock, $.01 par value, 500,000 shares
     authorized; none issued or outstanding.................
  Common stock, $.01 par value, 30,000,000 shares
     authorized; 4,997,422 and 4,988,854 shares issued and
     outstanding............................................       49           49
  Additional paid-in capital................................    2,339        2,086
  Retained earnings.........................................    3,304        8,229
  Unrecognized pension liability............................      (77)        (171)
                                                              -------      -------
          Total stockholders' equity........................    5,615       10,193
Commitments and contingencies (Note 9)......................       --           --
                                                              -------      -------
          Total liabilities and stockholders' equity........  $45,019      $47,449
                                                              =======      =======

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
Net sales...................................................  $157,366    $227,944    $205,625
Cost of sales...............................................   156,214     215,048     189,474
                                                              --------    --------    --------
  Gross profit..............................................     1,152      12,896      16,151
Selling, general and administrative expenses................     8,142       7,349       6,774
Provision for plant closing.................................       611         350
                                                              --------    --------    --------
Income (loss) from operations...............................    (7,601)      5,197       9,377
Interest expense, net.......................................       408          62         647
                                                              --------    --------    --------
  Income (loss) before income taxes.........................    (8,009)      5,135       8,730
Provision for (benefit from) income taxes...................    (3,084)        891
                                                              --------    --------    --------
  Net income (loss).........................................  $ (4,925)   $  4,244    $  8,730
                                                              ========    ========    ========
  Net income (loss) per share...............................  $  (0.99)   $   0.85
                                                              ========    ========
  Weighted average number of common and common share
     equivalents............................................     4,952       4,969
                                                              ========    ========
Unaudited pro forma data
  Income before provision for income taxes..................                          $  8,730
  Provision for income taxes................................                             1,805
                                                                                      --------
  Net income................................................                          $  6,925
                                                                                      ========
  Net income per share......................................                          $   1.53
                                                                                      ========
Weighted average number of common and common share
  equivalents used in the pro forma net income per share
  calculation...............................................                             4,516
                                                                                      ========

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     RETAINED
                                         COMMON STOCK      ADDITIONAL    COMMON      EARNINGS     UNRECOGNIZED
                                      ------------------    PAID-IN      STOCK     (ACCUMULATED     PENSION      TREASURY
                                       SHARES     AMOUNT    CAPITAL     WARRANTS     DEFICIT)      LIABILITY      STOCK
                                      ---------   ------   ----------   --------   ------------   ------------   --------
Balance, December 31, 1993..........  3,901,682    $39      $   703       $140       $(12,335)       $(335)        $(34)
Net income..........................                                                    8,730
Net proceeds from sale of common
  stock.............................  1,400,000     14       16,215
Reclassification of accumulated
  deficit to paid-in capital........                         (7,590)                    7,590
Accrued distribution to
  stockholders......................                         (5,743)
Repurchase of stock option from a
  director..........................   (195,084)             (2,311)       (47)
Capital contribution of stock by
  stockholder and cancellation by
  Company...........................    (55,876)    (2)           2
Treasury shares canceled............    (50,722)    (1)         (33)                                                 34
Issuance of common stock to non-
  employee directors................      1,728                  22
Proceeds from stock purchase
  notes.............................
Record unrecognized pension
  liability.........................                                                                   190
                                      ---------    ---      -------       ----       --------        -----          ---
Balance, December 31, 1994..........  5,001,728     50        1,265         93          3,985         (145)
Net income..........................                                                    4,244
Reversal of accrued distribution to
  stockholders......................                            409
Exercise of options.................                             93        (93)
Record unrecognized tax benefit of
  stock option compensation.........                            296
Capital contribution of stock by
  stockholder and cancellation by
  Company...........................    (14,989)    (1)           1
Issuance of common stock to non-
  employee directors................      2,115                  22
Record unrecognized pension
  liability.........................                                                                   (26)
                                      ---------    ---      -------       ----       --------        -----          ---
Balance, December 31, 1995..........  4,988,854     49        2,086                     8,229         (171)
Net loss............................                                                   (4,925)
Record unrecognized tax benefit of
  stock option compensation.........                            223
Issuance of common stock to non-
  employee directors................      8,568                  30
Record unrecognized pension
  liability.........................                                                                    94
                                      ---------    ---      -------       ----       --------        -----          ---
Balance, December 31, 1996..........  4,997,422    $49      $ 2,339       $ --       $  3,304        $ (77)        $ --
                                      =========    ===      =======       ====       ========        =====          ===


                                       STOCK
                                      PURCHASE
                                        NOTE      TOTAL
                                      --------   --------
Balance, December 31, 1993..........   $(490)    $(12,312)
Net income..........................                8,730
Net proceeds from sale of common
  stock.............................               16,229
Reclassification of accumulated
  deficit to paid-in capital........
Accrued distribution to
  stockholders......................               (5,743)
Repurchase of stock option from a
  director..........................               (2,358)
Capital contribution of stock by
  stockholder and cancellation by
  Company...........................
Treasury shares canceled............
Issuance of common stock to non-
  employee directors................                   22
Proceeds from stock purchase
  notes.............................     490          490
Record unrecognized pension
  liability.........................                  190
                                       -----     --------
Balance, December 31, 1994..........                5,248
Net income..........................                4,244
Reversal of accrued distribution to
  stockholders......................                  409
Exercise of options.................
Record unrecognized tax benefit of
  stock option compensation.........                  296
Capital contribution of stock by
  stockholder and cancellation by
  Company...........................
Issuance of common stock to non-
  employee directors................                   22
Record unrecognized pension
  liability.........................                  (26)
                                       -----     --------
Balance, December 31, 1995..........               10,193
Net loss............................               (4,925)
Record unrecognized tax benefit of
  stock option compensation.........                  223
Issuance of common stock to non-
  employee directors................                   30
Record unrecognized pension
  liability.........................                   94
                                       -----     --------
Balance, December 31, 1996..........   $  --     $  5,615
                                       =====     ========

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
Cash flows from operating activities
  Net income (loss).........................................  $(4,925)  $ 4,244   $ 8,730
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities
     Depreciation and amortization..........................    1,440     1,179       899
     Issuance of common stock to non-employee directors.....       30        22        22
     Change in assets and liabilities
       Decrease (increase) in accounts receivable...........    1,098       457    (4,821)
       (Increase) decrease in inventories...................   (1,771)    1,034    (4,964)
       Increase in prepaid expenses and other current
        assets..............................................   (2,327)     (583)      (45)
       Increase (decrease) in accounts payable..............    2,558    (2,169)    4,531
       (Decrease) increase in accrued wages and employee
        benefits............................................     (449)      585     1,164
       Increase in accrued expenses.........................      630       605       277
       Decrease (increase) in other assets..................        1       281      (234)
       Increase in deferred income taxes....................     (593)   (1,778)   (1,533)
       (Decrease) increase in other liabilities.............               (198)      369
                                                              -------   -------   -------
          Net cash (used in) provided by operating
            activities......................................   (4,308)    3,679     4,395
                                                              -------   -------   -------
Cash flows from investing activities
  Purchase of business assets...............................   (1,198)
  Capital expenditures......................................   (1,338)   (2,015)   (2,287)
  Redeem (purchase) certificates of deposit.................              2,000    (1,300)
                                                              -------   -------   -------
          Net cash used in investing activities.............   (2,536)      (15)   (3,587)
                                                              -------   -------   -------
Cash flows from financing activities
  Payments of long-term debt................................   (1,016)     (490)   (5,454)
  Tax benefit from exercise of stock options................      223       296
  Proceeds from stock purchase notes........................                          323
  Net proceeds from sale of common stock....................                       16,229
  Repurchase of stock option from a director................                       (2,358)
  Distribution to stockholders..............................             (5,029)     (305)
                                                              -------   -------   -------
          Net cash (used in) provided by financing
            activities......................................     (793)   (5,223)    8,435
                                                              -------   -------   -------
(Decrease) increase in cash and cash equivalents............   (7,637)   (1,559)    9,243
Cash and cash equivalents at beginning of year..............    7,738     9,297        54
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   101   $ 7,738   $ 9,297
                                                              =======   =======   =======
Supplemental disclosures of cash flow information
  Cash paid during the year for interest....................  $   384   $   431   $   891
                                                              =======   =======   =======
  Cash paid during the year for income taxes................  $    36   $ 2,686   $ 1,777
                                                              =======   =======   =======
Disclosure of non-cash investing and financing activities
  Issuance of note payable for acquisition of property......  $   577   $ 2,050
                                                              =======   =======
  Accrued stockholder distributions.........................                      $ 5,238
                                                                                  =======

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company designs, manufactures and markets truck trailers. Significant accounting policies followed by the Company are summarized below:

INITIAL PUBLIC OFFERING

     On July 28, 1994, the Company sold 1,400,000 shares of common stock in an initial public offering (the "Offering") and selling stockholders sold 670,000 shares including the over-allotment option of shares. The net proceeds received by the Company were $16.2 million and were used to reduce debt, repurchase stock option from a director, fund capital expenditures and fund a distribution to the S Corporation stockholders (see Note 7).

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     The Company recognizes revenue from the sale of trailers when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title to trailers prior to taking physical possession when the customer has made a fixed written commitment to purchase, the trailers have been completed and are available for pick-up or delivery, and the customer has requested the Company to hold the trailers until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailers, invoice them under normal billing and credit terms, and hold them for a short period of time as is customary in the industry, generally for two weeks, until pick-up or delivery. Trailers are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

     For the year ended 1996, sales to one customer exceeded 10% of the Company's total sales. For 1996, total sales to one customer were $16.0 million. For the years ended 1995 and 1994, no one customer represented greater than 10% of total sales of the Company. The Company markets its products directly to national accounts and through a nationwide network of dealers into all of the major segments of the trucking industry. The diverse customer base reduces the risk of concentration in any market segment or geographical area. Although the Company is affected by the credit worthiness of its customers, management does not believe significant credit risk exists at December 31, 1996. The Company generally does not require collateral and maintains accruals for potential credit losses.

INVENTORIES

     Inventories are stated primarily at the lower of first-in, first-out (FIFO) cost or market values. Used trailers are carried at the lower of their estimated net realizable value or cost.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated lives of the assets ranging from five to twenty years. Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

                             DORSEY TRAILERS, INC.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

     The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period in accordance with Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

INCOME TAXES

     From its inception through July 28, 1994, the Company elected to be taxed as an S Corporation, whereby the income tax effect of the Company's activities accrued directly to its stockholders. Accordingly, no provision for income taxes is included in the accompanying financial statements through July 28, 1994. At the time of the Offering, the Company's S Corporation election terminated and in connection therewith the Company adopted the provisions of FAS No. 109, "Accounting for Income Taxes". FAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rate in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and income tax basis of assets and liabilities.

ACCRUED WARRANTY

     The Company provides for warranty costs at the time of sale based on experience and management's judgment. The portion of the warranty reserve expected to be paid beyond one year is classified as noncurrent in the accompanying financial statements.

ENVIRONMENTAL ACCRUAL

     The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. Estimated costs associated with closure/postclosure are accrued over the facilities' estimated remaining useful lives. Accruals for environmental liabilities are included in accrued expenses at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Environmental costs are capitalized if they extend the life of the related property, increase its capacity or mitigate or prevent future contamination.

GOODWILL

     Goodwill represents the excess of the aggregate price paid by the Company in acquisitions accounted for as purchases over the fair market value of the net tangible assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. The carrying value of the goodwill is evaluated for indications of possible impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

     Goodwill was $991,000 at December 31, 1996 net of accumulated amortization of $34,000. There was no goodwill in 1995.

SIGNIFICANT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             DORSEY TRAILERS, INC.

NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common stock equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method.

UNAUDITED PRO FORMA NET INCOME PER SHARE

     Unaudited pro forma net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period as adjusted for the stock split (see Note 8). Common share equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method.

RECLASSIFICATION

     Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

2. INVENTORIES

     Inventories are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Raw materials...............................................  $ 8,376    $10,284
Work-in-process.............................................    5,833      4,948
Finished trailers...........................................      981      1,312
Used trailers...............................................    3,812        227
                                                              -------    -------
                                                              $19,002    $16,771
                                                              =======    =======

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Land........................................................  $   688    $   688
Building....................................................    6,270      6,000
Equipment...................................................   10,516      9,178
                                                              -------    -------
                                                               17,474     15,866
Less -- Accumulated depreciation............................    7,793      6,407
                                                              -------    -------
                                                              $ 9,681    $ 9,459
                                                              =======    =======

     At December 31, 1996, property, plant and equipment include land and buildings held for sale as idle facilities of $760,000 in Northumberland, Pennsylvania (see Note 10), and $280,000 in Edgerton, Wisconsin. The assets are recorded at net book value which management believes is less than net realizable value.

     In November, 1995, the Company acquired a manufacturing facility in Cartersville, Georgia, which was financed with the issuance of a note payable to the seller.

                             DORSEY TRAILERS, INC.

4. REVOLVING LINE OF CREDIT

     At December 31, 1996, the Company had a $10 million revolving line of credit, including a $3 million letter of credit facility, with a financial institution. The revolving line of credit was secured by substantially all of the assets of the Company. Due to the Company's 1996 net loss, the Company was in violation of covenants covering tangible net worth, leverage, and fixed charges. The lender did not agree to waive this event of default and informed the Company that funding requests under this agreement would not be honored as long as the covenant violations existed. The Company had no borrowings outstanding under this facility at December 31, 1996, although $1,990,000 in letters of credit were outstanding under this facility.

     Subsequent to year-end, the Company has completed negotiations with an asset-based lender to provide a working capital line of credit. See Footnote 13 "Subsequent Events" for a discussion of the Company's new revolving line of credit.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1995
                                                              ------    -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Note payable to Small Business Administration bearing
  interest at 4%, payable in equal monthly principal and
  interest installments of $69,000, secured by substantially all of the Company's assets (subordinated to all other
  notes payable)............................................  $7,296    $ 8,265
Note payable bearing interest at 8.5%, payable in quarterly
  principal and interest installments of $89,250 commencing
  in 1997, due 2005, secured by property, plant and
  equipment.................................................   2,050      2,050
Note payable bearing interest at the prime rate, payable in
  monthly principal and interest installments of $11,779,
  due 2001, unsecured.......................................     530
                                                              ------    -------
                                                               9,876     10,315
Less -- Current portion of long-term debt...................     705      1,011
                                                              ------    -------
                                                              $9,171    $ 9,304
                                                              ======    =======

     In addition to the monthly principal and interest installments of $69,000 to the Small Business Administration, the Company is required to make supplemental annual payments equal to 50% of the Company's net operating income, as defined in the agreement, in excess of $3,000,000. At December 31, 1996, no supplemental payment was required. At December 31, 1995, the current portion of long-term debt includes $500,000 for the 1995 required supplemental payment. During 1994, the required supplemental payment of $1.0 million was made in addition to payments of $3.4 million from the proceeds of the Offering.

                             DORSEY TRAILERS, INC.

     As of December 31, 1996, aggregate principal maturities of long-term debt are as follows (in thousands of dollars):

                        YEAR ENDING
                        DECEMBER 31,
------------------------------------------------------------
  1997......................................................  $  705
  1998......................................................     877
  1999......................................................     923
  2000......................................................     979
  2001......................................................     968
  Thereafter................................................   5,424
                                                              ------
                                                              $9,876
                                                              ======

6. RETIREMENT AND EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a noncontributory defined-benefit retirement plan covering all salaried employees and two noncontributory defined-benefit plans covering certain former hourly employees who have met certain plan eligibility provisions. Benefits under the hourly employees' plans are based on years of service while benefits under the salaried employees' plan are based on years of service and the employee's compensation during the five consecutive calendar years prior to retirement. The Company makes contributions as required to maintain the plans on an actuarially sound basis.

     The following tables summarize the plans' funded status and amounts recognized in the Company's financial statements:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1996            1995
                                                              ----------      ----------
                                                              (IN THOUSANDS OF DOLLARS)
Actuarial present value of accumulated benefit obligation:
  Vested....................................................     $ 5,525         $ 5,455
  Nonvested.................................................         120             132
                                                                 -------         -------
                                                                 $ 5,645         $ 5,587
                                                                 =======         =======
Projected benefit obligation for services rendered to
  date......................................................     $ 6,279         $ 6,394
Plan assets, primarily common stock and bond funds, at fair
  value.....................................................       4,663           3,750
                                                                 -------         -------
Excess of projected benefit obligation over plan assets.....      (1,616)         (2,644)
Unrecognized prior service cost.............................         120             105
Unrecognized net loss (gain) including actual gains and
  losses not yet reflected in market-related asset value....        (442)            381
                                                                 -------         -------
Accrued pension cost included in the accompanying balance
  sheet ($411,000 and $360,000 classified as current at
  December 31, 1996 and 1995)...............................     $(1,938)        $(2,158)
                                                                 =======         =======

     For financial reporting purposes, a pension plan is considered underfunded when the fair value of the plan assets is less than the accumulated benefit obligation. The difference between the underfunded liability of the pension plan and the accrued pension costs is recorded net of deferred taxes as a reduction to stockholders equity. As of December 31, 1996, the difference was $126,000 with a reduction to stockholders' equity of $77,000. As of December 31, 1995, the difference was $278,000 with a reduction to stockholders' equity of $171,000.

                             DORSEY TRAILERS, INC.

     Net pension cost included the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1995      1994
                                                              ------    ------    ------
                                                              (IN THOUSANDS OF DOLLARS)
Costs related to services provided by employees.............   $ 254     $ 233     $ 243
Interest cost on projected benefit obligations..............     458       445       388
Actual return on plan assets................................    (540)     (614)       48
Net amortization and deferral...............................     229       366      (321)
                                                               -----     -----     -----
          Net pension cost..................................   $ 401     $ 430     $ 358
                                                               =====     =====     =====

     In addition to net pension cost, net losses of $35,000 were recorded in 1995 pursuant to FAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", due to termination of employees' services earlier than expected with respect to the closing of the Company's Northumberland, Pennsylvania facility (see Note 10).

     The assumptions used in accounting for the pension plans, where applicable, are as follows:

                                                              1996    1995    1994
                                                              ----    ----    ----
Discount rate...............................................  7.25%   7.00%   8.50%
Rate of increase in compensation levels.....................  4.00%   4.00%   5.50%
Expected long-term rate of return on assets.................  8.50%   8.50%   8.50%

     For the years ended December 31, 1996, 1995 and 1994, the Company contributed $409,000, $492,000 and $437,000, respectively, to a multi-employer retirement plan sponsored by the I.A.M. National Pension Fund covering the Elba, Alabama facility's hourly employees.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, the Company provides certain medical and life insurance benefits to substantially all salaried employees upon retirement. Salaried employees are eligible for these postretirement benefits after attaining the age of 60 and providing five years of service. The Company pays for claims when submitted by the retirees. The accounting for the postretirement plan assumes future increases in annual costs will be divided equally between the Company and the retirees.

     The following tables summarize the plan's obligation and amounts recognized in the Company's financial statements:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              1996       1995
                                                              -----      -----
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $  65      $  33
  Fully eligible active participants........................     37         24
  Other active participants.................................    349        269
                                                              -----      -----
                                                                451        326
Unrecognized transition obligation..........................   (293)      (311)
Unrecognized net gain (loss)................................    (29)        73
                                                              -----      -----
  Accrued postretirement benefit cost.......................  $ 129      $  88
                                                              =====      =====

                             DORSEY TRAILERS, INC.

     Net postretirement benefit cost included the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1995      1994
                                                              ------    ------    ------
                                                              (IN THOUSANDS OF DOLLARS)
Costs related to services provided by employees.............    $31       $13       $14
Interest cost on accumulated postretirement benefit
  obligation................................................     33        24        26
Amortization of transition obligation.......................     18        18        18
Amortization of unrecognized net gain.......................              (16)       (2)
                                                                ---       ----      ---
                                                                $82       $39       $56
                                                                ===       ====      ===

     The discount rate used in determining the accumulated benefit obligation was 7.25% in 1996, 7.0% in 1995, and 8.25% in 1994. The accrued medical trend rate used in 1996 was 9%, in 1995 was 10%, and in 1994 was 11%, decreasing 1% per year until the ultimate rate of 5% is reached.

     If the medical trend rate assumptions were increased by 1%, the accumulated benefit obligation as of December 31, 1996 would be increased by approximately $95,000. The effect of this change on the service and interest components of net periodic postretirement benefit cost for the year would be an increase of approximately $15,000.

SUPPLEMENTAL RETIREMENT PLAN

     The Company also maintains a 401(k) supplemental retirement plan for salaried employees. The Company, at the discretion of the Board of Directors, may match up to one-half of an employee's contributions of up to ten percent of gross salary. The Company accrued approximately $0, $139,000 and $115,000 of matching contributions to the plan in 1996, 1995 and 1994, respectively.

     Effective January 1, 1997, the Company established "Dorsey Trailers, Inc. Hourly Employee Savings Incentive Plan" which is a 401(k) retirement plan for hourly employees not covered by the union contract.

7. INCOME TAXES

     The Company adopted FAS No. 109 effective July 28, 1994. The effect of adopting FAS No. 109 did not have a material effect on the Company's financial position or results of operations.

     The components of the provision for (benefit from) income taxes for the years ended December 31, 1996, and 1995 and the period July 29, 1994 through December 31, 1994 are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,           PERIOD OF
                                                           ------------------     JULY 29, 1994 -
                                                            1996       1995      DECEMBER 31, 1994
                                                           -------    -------    -----------------
                                                                  (IN THOUSANDS OF DOLLARS)
Current
  Federal................................................  $(2,774)   $ 2,408         $ 1,300
  State..................................................      (45)       314             234
                                                           -------    -------        --------
                                                            (2,819)     2,722           1,534
                                                           -------    -------        --------
Deferred
  Federal................................................              (1,533)         (1,300)
  State..................................................     (265)      (298)           (234)
                                                           -------    -------        --------
                                                              (265)    (1,831)         (1,534)
                                                           -------    -------        --------
                                                           $(3,084)   $   891         $    --
                                                           =======    =======        ========

                             DORSEY TRAILERS, INC.

     The Company's provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes of ($8,009,000) and $5,135,000 for the years ended December 31, 1996 and 1995, respectively, and $3,755,000 for the period from July 29, 1994 to December 31, 1994 as a result of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,           PERIOD OF
                                                           ------------------     JULY 29, 1994 -
                                                            1996       1995      DECEMBER 31, 1994
                                                           -------    -------    -----------------
                                                                  (IN THOUSANDS OF DOLLARS)
Tax at federal statutory rate............................  $(2,723)   $ 1,746         $ 1,277
State income taxes, net of federal benefit...............     (317)       203             149
Reduction in valuation reserve...........................              (1,086)         (1,534)
Tax exempt interest income...............................      (48)       (81)            (19)
Other....................................................        4        109             127
                                                           -------    -------        --------
                                                           $(3,084)   $   891         $    --
                                                           =======    =======        ========

     Upon termination of the S election, deferred income taxes were recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Deferred assets
  Employee benefits.........................................  $1,351    $1,173
  Pension benefit...........................................     953       979
  Accrued warranty..........................................     814       862
  Provision for plant closing...............................     213       181
  State net operating loss carryforward.....................     265
  Other.....................................................     481       333
                                                              ------    ------
                                                               4,077     3,528
                                                              ------    ------
Deferred liabilities
  Depreciation..............................................    (124)     (106)
  Other.....................................................                (4)
                                                              ------    ------
                                                                (124)     (110)
                                                              ------    ------
                                                              $3,953    $3,418
                                                              ======    ======

     At the time of the Offering, the Company established a valuation allowance of $2,620,000. The change in the valuation allowance for the year ended December 31, 1995 was $1,086,000 and for the period July 29, 1994 through December 31, 1994 was $1,534,000.

PRO FORMA INCOME TAX INFORMATION (UNAUDITED)

     From its inception through July 28, 1994, the Company elected to be an S Corporation under the Internal Revenue Code. Accordingly, taxable income or loss passed directly to the stockholders, and the Company did not provide for income taxes. For information purposes, the statement of operations includes unaudited pro forma adjustments for income taxes which would have been recorded had the Company not

                             DORSEY TRAILERS, INC.

been an S Corporation, based on the tax laws in effect during the period presented. Unaudited pro forma income taxes for the period is as follows:

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1994
                                                                -----------------
                                                                (IN THOUSANDS OF
                                                                    DOLLARS)
Current
  Federal...................................................         $ 3,137
  State.....................................................             564
Deferred
  Federal...................................................          (1,601)
  State.....................................................            (295)
                                                                    --------
                                                                     $ 1,805
                                                                    ========

     The differences between unaudited pro forma income taxes at the statutory federal income tax rate of 34 percent and pro forma income taxes reported in the statement of operations are as follows:

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1994
                                                                -----------------
                                                                (IN THOUSANDS OF
                                                                    DOLLARS)
Tax at federal statutory rate...............................         $ 2,968
State income taxes, net of federal benefit..................             343
Tax exempt interest income..................................             (40)
Reduction in valuation reserve..............................          (1,534)
Effect of proration of S Corporation earnings...............              61
Other.......................................................               7
                                                                    --------
                                                                     $ 1,805
                                                                    ========

INTERNAL REVENUE SERVICE EXAMINATION

     During the year ended December 31, 1995, the Internal Revenue Service examination of the Company's federal income tax returns for the years 1988 through 1990 was settled with no adverse consequences to the Company.

DISTRIBUTIONS TO STOCKHOLDERS

     In connection with the termination of the Company's S Corporation election, the Company distributed $5,241,000 to the S Corporation stockholders during 1994 and 1995. This amount represented the previously taxed and undistributed earnings of the Company through the offering date.

8. COMMON STOCK, OPTIONS AND WARRANTS

     The Board of Directors declared a stock split of 3.901682 shares for every share previously held effective May 25, 1994. The accompanying financial statements have been retroactively restated to reflect the stock split. Additionally, the Company amended its Articles of Incorporation to authorize issuance of 500,000 shares of preferred stock and increase the authorized common shares to 30,000,000.

     On March 18, 1987, the Company issued a warrant for the purchase of 1,560,672 shares of common stock to Westinghouse Credit Corporation (WCC) as part of a financing arrangement. The Company reserved 1,560,672 shares of common stock for issuance in connection with the warrant.

                             DORSEY TRAILERS, INC.

     On January 12, 1993, the Company's majority stockholder borrowed $400,000 from an investor and purchased the warrant from WCC at $0.256 per share. Simultaneously, the warrant was exchanged by the majority stockholder for 1,560,672 shares of the Company's common stock. As consideration of the majority stockholder's loan from the investor, the investor holds the common shares as security for repayment of the loan and releases the shares as note payments are made. In addition, the investor was granted an option to purchase 585,252 shares of the Company's common stock for $0.017 per share through January 12, 2013. In 1994, a portion of these options were repurchased and then canceled by the Company with some of the net proceeds of the Offering. During 1995, the investor exercised the remaining options to purchase 375,179 shares of the Company's common stock. In conjunction with the exercising of the options, the majority stockholder contributed 14,989 shares of common stock to the Company, which were immediately canceled by the Company.

     Simultaneously, with the warrant repurchase and investor loan, the majority stockholder executed a loan agreement with the Company whereby the Company loaned the majority stockholder the principal and interest payments due under the investor loan at 6.5%. From January 1993 through June 1994, the Company made payments of $234,000 under this agreement. At December 31, 1993 the $400,000 note payable from the majority stockholder to the investor and the related note receivable from the majority stockholder were recorded on the Company's financial statements. The note payable to the investor was discounted to $260,000 to reflect the fair value of the options granted in connection with the debt. The note payable to the Company was repaid on December 31, 1994 by the majority stockholder.

MAJORITY STOCKHOLDER PLAN

     The Company's majority stockholder sponsors a stock option plan for the benefit of the Company and its employees. The exercise price of the options is not less than the estimated fair market value of the common stock on the date of grant as determined by the Company's majority stockholder or, in the case of the January 12, 1993 grant, by comparison to a third-party transaction. Current options granted are fully vested.

LONG-TERM INCENTIVE PLAN

     During 1994, the Board of Directors adopted the 1994 Long-Term Incentive Plan and reserved 250,000 shares of common stock for future issuance under the plan. Pursuant to the terms of the 1994 Incentive Plan, the Board of Directors or a committee thereof is authorized to identify officers and key employees of the Company eligible to receive incentive stock options, non-qualified stock options, or similar stock based awards under the plan. Grants have been awarded at option prices equal to the fair market value of the common stock as of the date of grant. Options vest equally over three years based on the date of grant and expire ten years after date of grant.

                             DORSEY TRAILERS, INC.

     A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                           1996                          1995
                                                ---------------------------   --------------------------
                                                           WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                --------   ----------------   -------   ----------------
Majority Stockholder Plan
Outstanding at beginning of year..............   738,389        $0.273        829,806        $0.269
  Granted.....................................
  Exercised...................................  (146,240)        0.275        (85,536)        0.242
  Forfeited/canceled..........................                                 (5,881)        0.256
                                                --------                      -------
Outstanding at end of year....................   592,149         0.268        738,389         0.273
                                                ========                      =======
Available for grant at end of year............     5,881                        5,881
Options exercisable at year-end...............   592,149                      738,389
                                                ========                      =======

                                                            1996                         1995
                                                 --------------------------   --------------------------
                                                           WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                 -------   ----------------   -------   ----------------
Long-Term Incentive Plan
  Outstanding at beginning of year.............   75,000        $ 7.54
  Granted......................................   50,000          5.44         75,000        $7.54
  Exercised....................................
  Forfeited/canceled...........................  (25,000)       11.125
                                                 -------                      -------
Outstanding at end of year.....................  100,000          5.59         75,000        $7.54
                                                 =======                      =======
Available for grant at end of year.............  150,000                      175,000
Options exercisable at year-end................   16,667
Weighted-average fair value of options granted
  during the year..............................                 $ 5.44                       $7.54

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                    -----------------------------------------------   ----------------------------
                                      NUMBER         WEIGHTED-
                                    OUTSTANDING       AVERAGE          WEIGHTED-        NUMBER        WEIGHTED-
             RANGE OF                   AT           REMAINING          AVERAGE       EXERCISABLE      AVERAGE
         EXERCISE PRICES             12/31/96     CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
         ---------------            -----------   ----------------   --------------   -----------   --------------
Majority Stockholder Plan
  $0.053 - $0.320.................    592,149           5.35             $0.268         592,149         $0.268
Long-Term Incentive Plan
  $5.44 - $5.75...................    100,000           9.50             $5.59           16,667         $5.75

     The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of FAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Long-Term Incentive Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under this plan consistent with the methodology prescribed by FAS 123, the Company's net

                             DORSEY TRAILERS, INC.

income (loss) and net income (loss) per share would be reduced to the unaudited pro forma amounts indicated below.

                                                                              1996         1995
                                                                             -------      ------
                                                                               (IN THOUSANDS,
                                                                              EXCEPT PER SHARE
                                                                                  AMOUNTS)
Net income (loss).........................................  As reported      $(4,925)     $4,244
                                                            Pro forma         (4,989)      4,210
Net income (loss) per share...............................  As reported        (0.99)       0.85
                                                            Pro forma          (1.01)       0.85

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; expected volatility of 47% and 53% and risk-free interest rates of 5.50% and 5.55%. An expected option term of 6 years for both periods was developed based on historical grant information.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NON-EMPLOYEE DIRECTORS' STOCK PLAN

     The Board of Directors adopted the 1994 Stock Plan for Non-Employee Directors. Pursuant to the Directors' Plan, each director (other than employees, former employees or immediate family members of current or former employees) automatically will receive on the day following each annual meeting of stockholders a grant of shares of common stock with a fair market value of $7,500 on the date of issuance. During 1996 and 1995, 8,568 and 2,115 shares, respectively, were issued to eligible directors. In addition, each eligible director serving on the Board of Directors at the time of the Offering received a grant of shares of common stock with a fair market value of $7,500 based upon the initial public offering price of the common stock. A total of 1,728 shares were issued to eligible directors at the completion of the Offering.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases office facilities and certain equipment under noncancelable lease agreements which expire at various times through 2006. Minimum annual rentals under these agreements at December 31, 1996 are summarized as follows (in thousands of dollars):

YEAR ENDING
DECEMBER 31,
------------
   1997.....................................................  $  333
   1998.....................................................     238
   1999.....................................................     208
   2000.....................................................     166
2001 and thereafter.........................................     844
                                                              ------
                                                              $1,789
                                                              ======

     Rent expense under these and other lease agreements approximated $289,000, $209,000 and $165,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                             DORSEY TRAILERS, INC.

WORKERS' COMPENSATION INSURANCE AND CERTIFICATE OF DEPOSIT

     The Company is self-insured for workers' compensation claims up to $350,000 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $1,990,000 from a bank under its revolving credit agreement. Prior to May, 1995, the Company used letters of credit secured by certificates of deposit to secure its obligation to fund such retention. The accompanying financial statements include an insurance accrual based upon third party administrator's and management's evaluations of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of December 31, 1996, arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

CUSTOMER FINANCING

     The Company is contingently liable under repurchase agreements with a finance company that provides wholesale floor plans for certain Dorsey dealers and who also provides financing to end users for some trailers sold through such dealers. The total contingent liability is approximately $4.8 million at December 31, 1996.

     In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

PURCHASE COMMITMENTS

     At December 31, 1996, the Company has executed sales agreements with various customers which include purchase commitments for used trailers totaling $15.4 million.

LITIGATION

     In April, 1995, a class action lawsuit alleging racial discrimination was filed against the Company, and in the normal course of business, the Company is a defendant in certain other litigation. Management believes such litigation is without merit and intends to contest the suits vigorously. Management believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources (WDNR) conducted an environmental inspection that identified certain environmental response requirements. The Company and certain prior owners of the Edgerton plant are cooperating in conducting remediation at the plant site and in joining with other potentially responsible parties in addressing an adjacent landfill site. The Company has established reserves that it believes to be adequate to address its environmental liabilities associated with these matters.

     In December 1990, a leak was detected in an underground storage tank containing an industrial solvent at the Elba, Alabama facility. The Company notified the Alabama Department of Environmental Management ("ADEM") of the leak and hired an environmental consulting firm to investigate the problem and conduct corrective action. Based on the consultant's investigations and discussions with ADEM, the Company does not expect the costs of corrective action to exceed the reserves it has established for this purpose.

                             DORSEY TRAILERS, INC.

10. CLOSING OF NORTHUMBERLAND, PENNSYLVANIA FACILITY

     In December 1995, the Company closed its trailer manufacturing facility in Northumberland, Pennsylvania. In connection with the plant closing, the Company recorded a provision of $250,000 for employee termination costs which are included in income from operations in the accompanying financial statements. The plan of termination included 20 managerial and administrative employees and was completed by December 1996.

11. BUSINESS COMBINATIONS

     In July 1996, the Company acquired certain assets of a Dillon, South Carolina based dump trailer manufacturer. The acquisition was accounted for under the purchase method. As such, the results of operations of the acquired company are included in the Company's financial statements for the period subsequent to its acquisition date. The aggregate purchase price was $1.8 million paid in the form of cash and note payable. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired was $1,025,000 and is being amortized on a straight-line basis over 15 years. In connection with the acquisition, the Company entered into a ten year lease agreement with the former owner for the manufacturing facility. The pro forma effect of the acquisition for the years ending December 31, 1996 and 1995 is not provided since the effect of such acquisition was not material.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has reasonably assumed that the carrying amount approximates the estimated fair value for cash and cash equivalents, accounts and other receivables, accounts payable and other accrued expenses. The estimated fair value of long-term debt instruments is based upon the current interest rate environment and remaining term to maturity. The carrying value and estimated fair value for long-term debt instruments as of December 31, 1996 and 1995 are as follows (in thousands of dollars):

                                                                    1996                    1995
                                                            ---------------------   ---------------------
                                                            CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                            --------   ----------   --------   ----------
Long-term debt............................................   $9,876      $8,430     $10,315      $8,485

     In addition, the Company has certain off-balance sheet items such as letters of credit and contingent liabilities. In the opinion of management, the estimated fair value of the fees associated with these commitments is not material to the Company.

13. SUBSEQUENT EVENTS

     Subsequent to year-end 1996 through March 28, 1997, the Company has purchased $14 million in used trailers, has incurred losses on the sale of used trailers of approximately $1.5 million, and has reduced the value of the remaining used trailers by approximately $1.8 million. These losses, recorded in the first quarter of 1997, were a direct result of management's decision to liquidate these trailers quickly in order to provide cash flow from operations until such time as the credit facility, discussed below, could be finalized.

     Subsequent to year-end 1996 through March 28, 1997, the Company sold used trailers at various dates, upon the approval of the Board of Directors of the Company, in the amount of approximately $4,657,000 to TYM, Inc. TYM, Inc. is a corporation wholly-owned by Marilyn R. Marks, Chief Executive Officer of the Company. The Company has incurred losses of approximately $819,000 on the sales to TYM, Inc. In the opinion of management, based upon actual third-party offers, the terms of the sale of these used trailers are no less favorable than terms that could have been obtained from unaffiliated parties.

                             DORSEY TRAILERS, INC.

     On March 28, 1997 the Company entered into a $14 million, five year line of credit (Financing Agreement), including a $4 million term loan which amortizes evenly over the next four consecutive months and a letter of credit facility of up to $3 million, with an asset-based lender. This Financing Agreement replaces the Company's $10 million revolving credit agreement the Company had with a financial institution. In connection with the closing of the $14 million Financing Agreement, the Company incurred cost of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 1.75%, at March 28, 1997 the interest rate was 10.25%, and interest is payable monthly. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are
 .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5,000 servicing fee and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30% of eligible raw material, 40% of eligible used trailers, and 60% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of March 28, 1997, the Company had $3.2 million outstanding under the Financing Agreement including $1,990,000 in letters of credit with $6.9 million of availability under the Financing Agreement. The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory.

     The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: maximum amount of capital expenditures; minimum tangible net worth; minimum working capital; limitations on future indebtedness; sales of assets; and compliance with laws and regulations.

                             DORSEY TRAILERS, INC.

                SCHEDULE VIII: VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT    CHARGED TO     ACCOUNTS      BALANCE AT
                                                    BEGINNING OF   COSTS AND      RECOVERED       END OF
                   DESCRIPTION                         PERIOD       EXPENSES    (WRITTEN OFF)     PERIOD
                   -----------                      ------------   ----------   -------------   ----------
                                                                  (IN THOUSANDS OF DOLLARS)
Year ended December 31, 1996
  Allowance for Doubtful Accounts                       $250          $ --          $(82)          $168
                                                        ====          ====          ====           ====
Year ended December 31, 1995
  Allowance for Doubtful Accounts                       $150          $ --          $100           $250
                                                        ====          ====          ====           ====
Year ended December 31, 1994
  Allowance for Doubtful Accounts                       $145          $ --          $  5           $150
                                                        ====          ====          ====           ====