Form 10-Q
period 1997-03-29
DORSEY TRAILERS INC
filed 1997-05-13
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-24354
                       -----------------------------

                              DORSEY TRAILERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             58-2110729
--------------------------                               ---------------------
 (State of Incorporation)                                    (IRS Employer
                                                         Identification Number

  2727 Paces Ferry Road
One Paces West, Suite 1700
    Atlanta, Georgia                                              30339
--------------------------                               ---------------------

Registrant's telephone number, including area code:          (770) 438-9595
                                                         ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---       ---

The number of shares of common stock outstanding at May 9, 1997, was 4,997,422.

                              DORSEY TRAILERS, INC.

                                    FORM 10-Q

                          Quarter ended March 29, 1997

                                      Index



                                                                                  Page
                                                                                  ----
Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Balance Sheet -  March 29, 1997 and December 31, 1996              3

                  Statement of Operations  - For the three months ended
                           March 29, 1997 and March 30, 1996                         4

                  Statement of Cash Flows - For the three months ended
                           March 29, 1997 and March 30, 1996                         5

                  Statement of Changes in Stockholders' Equity -
                           For the three months ended March 29, 1997                 6

                  Notes to Condensed Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                    9-12

Part II.  Other Information                                                      12-13

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)


                                                          MARCH 29,  DECEMBER 31,
                                                            1997         1996
                                                         ----------- ------------
                                                         (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                              $     16     $    101
   Accounts receivable, net                                  7,399        8,296
   Inventories                                              21,723       19,002
   Prepaid expenses and other assets                           271        2,990
                                                          --------     --------
          Total current assets                              29,409       30,389

Property, plant and equipment, net                           9,365        9,681
Deferred income taxes                                        3,953        3,953
Other assets, net                                            2,127          996
                                                          --------     --------
                                                          $ 44,854     $ 45,019
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                      $    713     $    705
   Accounts payable                                         19,601       18,126
   Accrued wages and employee benefits                       5,116        4,403
   Accrued expenses                                          6,408        4,299
                                                          --------     --------
          Total current liabilities                         31,838       27,533
Long-term debt, net of current maturities                   10,179        9,171
Accrued pension liability                                    1,600        1,600
Accrued warranty                                             1,100        1,100
                                                          --------     --------
                                                            44,717       39,404
                                                          --------     --------
Stockholders' equity
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 4,997,422 shares issued
        and outstanding                                         49           49
   Additional paid-in capital                                2,339        2,339
   Retained earnings (accumulated deficit)                  (2,174)       3,304
   Unrecognized pension liability                              (77)         (77)
                                                          --------     --------
          Total stockholders' equity                           137        5,615
                                                          --------     --------
Commitments and contingencies                                   --           --
                                                          --------     --------
                                                          $ 44,854     $ 45,019
                                                          ========     ========


                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                          THREE MONTHS ENDED
                                                       -------------------------
                                                       MARCH 29,       MARCH 30,
                                                         1997            1996
                                                       ---------       ---------
Net sales                                              $ 40,961        $ 41,028
Cost of sales                                            44,329          40,726
                                                       --------        --------
Gross profit                                             (3,368)            302

Selling, general and
     administrative expenses                              1,745           2,055
Provision for plant closing                                  48             242
                                                       --------        --------

Loss from operations                                     (5,161)         (1,995)
Interest expense, net                                       517              85
                                                       --------        --------
Loss before income taxes                                 (5,678)         (2,080)
Benefit from income taxes                                  (200)           (800)
                                                       --------        --------

Net loss                                               $ (5,478)       $ (1,280)
                                                       ========        ========
Net loss per share                                     $  (1.10)       $   (.26)
                                                       ========        ========

Weighted average number of
     common and common share
     equivalents used in the net loss
     per share calculation                                4,977           4,937
                                                       ========        ========




                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                     --------------------
                                                                     MARCH 29,  MARCH 30,
                                                                       1997       1996
                                                                     ---------  ---------
Cash flows from operating activities:
   Net loss                                                           $(5,478)   $(1,280)
   Adjustments to reconcile net loss to net cash
        used in operating activities
        Depreciation and amortization                                     422        327
        Change in assets and liabilities-
            Decrease (increase) in accounts receivable                    897       (263)
            Increase in inventories                                    (2,721)      (502)
            Decrease (increase) in prepaid expenses
                 and other current assets                               2,719       (555)
             Increase (decrease) in accounts payable                    1,475     (2,208)
             Increase (decrease) in accrued expenses                    2,822       (690)
             (Increase) decrease in other assets                       (1,155)         1
                                                                      -------    -------
                Net cash used in operating activities                  (1,019)    (5,170)
                                                                      -------    -------

Cash flows from investing activities:
        Capital expenditures                                              (82)      (414)
                                                                      -------    -------
                Net cash used in investing activities                     (82)      (414)
                                                                      -------    -------

Cash flows from financing activities:
        Net borrowings under line of credit agreement                   1,175         --
        Payments on long-term debt                                       (159)      (127)
        Tax benefit from exercise of stock options                         --         77
                                                                      -------    -------
                Net cash provided by (used in) financing activities     1,016        (50)
                                                                      -------    -------

Decrease in cash and cash equivalents                                     (85)    (5,634)
        Cash and cash equivalents at beginning of period                  101      7,738
                                                                      -------    -------
        Cash and cash equivalents at end of period                    $    16    $ 2,104
                                                                      =======    =======




                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)


                                                                           Retained
                                           Common Stock      Additional    Earnings     Unrecognized
                                           ------------       Paid-in    (Accumulated      Pension
                                         Shares      Amount   Capital       Deficit)      Liability     Total
                                       ---------    -------  ----------  ------------   -------------  ------
Balance, December 31, 1996             4,997,422    $    49    $2,339       $ 3,304          $(77)     $5,615

Net loss                                                                     (5,478)                   (5,478)
                                       ---------    -------    ------       -------          ----      ------

Balance, March 29, 1997 (Unaudited)    4,997,422    $    49    $2,339       $(2,174)         $(77)     $  137
                                       =========    =======    ======       =======          ====      ======






                  See notes to condensed financial statements.

                              DORSEY TRAILERS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. GENERAL

The financial statements included herein have been prepared by Dorsey Trailers, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at March 29, 1997, and December 31, 1996, and its results of operations and its cash flows for the three months ended March 29, 1997 and March 30, 1996.

NOTE 2. INVENTORIES

Inventories consisted of the following:

                                                 March 29,    December 31,
                                                   1997          1996
                                                 ---------    ------------
                                 (In thousands)
                  Raw material                     $8,100        $8,376
                  Work-in-process                   5,812         5,833
                  Finished trailers                   916           981
                  Used trailers                     6,895         3,812
                                                  -------       -------
                                                  $21,723       $19,002
                                                  =======       =======


NOTE 3. REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14 million, five year line of credit (Financing Agreement), including a $4 million term loan which amortizes evenly over the next four consecutive months and a letter of credit facility of up to $3 million, with an asset-based lender. This Financing Agreement replaces a $10 million revolving credit agreement the Company had with a financial institution. In connection with the closing of the $14 million Financing Agreement, the Company incurred cost of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 1.75%, at March 29, 1997 the interest rate was 10.25%, and interest is payable monthly. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally the Company is required to pay monthly a $5,000 servicing fee and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30 % of eligible raw material, 40 % of eligible used trailers, and 60% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of March 29, 1997, the Company had $3.2 million outstanding under the Financing Agreement including $2.0 million in letters of credit. The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of March 29, 1997, the Company was in compliance with the covenants of the Financing Agreement. The Company is currently in the process of renegotiating certain future requirements of these covenants. Although there can be no assurance that the proposed changes will be accepted, management believes that the revised covenants will be in place before the end of the second quarter of 1997.

NOTE 4. RELATED PARTY TRANSACTIONS

During the first quarter of 1997, the Company sold used trailers at various dates, upon the approval of the Board of Directors of the Company, in the amount of approximately $4.6 million to TYM, Inc. TYM, Inc. is a corporation wholly-owned by Marilyn R. Marks, Chief Executive Officer of the Company. The Company has incurred losses of approximately $0.8 million on the sales to TYM, Inc. In the opinion of management, based upon actual third-party offers, the terms of the sale of these used trailers are no less favorable than terms that could have been obtained from unaffiliated parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report.

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement included herein has been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. Without limitation, the following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of new materials, labor shortages or work stoppage, dependence on industry trends, government regulations and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1996 Annual Report and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

NET SALES Net sales for the first quarter ended March 29, 1997 decreased slightly by .16% or $67,000 to $40,961,000 from $41,028,000 for the quarter ended March 30, 1996. New trailers sales for the quarter ended March 29, 1997 were $32.1 million compared to new trailers sales of $37.8 million for the quarter ended March 30, 1996. The 15.1% decrease in new trailer sales was due to a 19.8% decrease in the number of new trailers sold. Used trailer sales were $7.7 million for the quarter ended March 29, 1997 compared to $1.6 million for the quarter ended March 30, 1996. The increase in used trailer sales was due to the increased level of used trailers being taken in as trades on new trailer orders.

GROSS PROFIT Gross profit as a percentage of sales totaled (8.2%) for the first quarter of 1997 compared to .7% for the same period in 1996. The negative gross profit in 1997 was primarily due to actual losses on the sale of used trailers of $1.5 million and $1.8 million in an accrual for expected losses on the sale of the remaining used trailer inventory. Excluding these losses related to used trailers, the Company's gross margin would have been (.2%). This decline in the gross profit margin was due to the weak, depressed pricing on new trailer sales due to the overcapacity in the industry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("S, G, & A") expenses for the first quarter of 1997 decreased $310,000 or 15.1% to $1.7 million as compared to $2.1 for the first quarter of 1996. S, G, & A as a percent of net sales declined to 4.3% for the quarter ended March 29, 1997 as compared to 5.0% for the quarter ended March 30, 1996. The reduction in S, G, & A expenses is a result of management's plan of cost reduction.

PROVISION FOR PLANT CLOSING Costs related to the Company's closed facilities decreased in the first quarter of 1997 over the same period in 1996 which includes costs related to the closing of the Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995.

INTEREST EXPENSE, NET Interest expense, net for the three month period ended March 29, 1997 was $517,000 as compared to interest expense, net of $85,000 for the three months ended March 30, 1996. The increase is a result of $300,000 in write-off of unamortized financing costs in connection with entering a new working capital line of credit in addition to the interest on the notes payable for the purchases of the Cartersville, Georgia facility and the Dillon, South Carolina facility.

NET LOSS Net loss for the three months ended March 29, 1997 was $5.5 million which included a benefit from income taxes of $.2 million as compared to a net loss of $1.3 million for the three months ended March 30, 1996 which included a benefit from income taxes of $.8 million. The Company's effective tax benefit rate was 3.5% for the quarter ended March 29, 1997 as compared to an effective tax benefit rate of 38.5% for the quarter ended March 30, 1996. The reduced effective tax benefit rate for the three months ended March 29, 1997 was due to the benefit being limited to the portion of pretax loss that could be carried-back to recapture taxes paid in prior years. The net loss per share for the three months ended March 29, 1996 was $1.10 and the net loss per share for the three months ended March 30, 1997 was $.26 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1 million and $5.2 million for the three month periods ended March 29, 1997 and March 30, 1996, respectively. The cash used in operating activities for the first quarter 1997 was primarily used to fund net losses of the Company and the increase in used trailer inventory. These uses of funds were offset by the receipt of the Company's income tax refund of $2.7 million and increases in accrued expenses and accounts payable.

Net cash provided by financing activities was $1 million for the three months ended March 29, 1997 compared to net cash used in financing activities of $50,000 for the three months ended March 30, 1996. The $1 million cash provided by financing activities consisted of the Company's advance under its new revolving working capital line of credit.

On March 28, 1997 the Company entered into a new $14 million five year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of May 9, 1997, the Company had $13.2 million outstanding, including $2.2 million in letters of credit and had $0.8 million in availability under the Financing Agreement. With the advancement under the Financing Agreement, the Company has been able to improve its condition with its trade vendors. As of May 9, 1997, the Company was in compliance with the covenant requirements of the Financing Agreement. The Financing Agreement has continuous financial and operational covenants. The financial covenants are required to be measured on a quarterly basis and require a higher threshold at each quarterly reporting period. The Company is currently in the process of renegotiating certain future requirements of these covenants. Although there can be no assurance that the proposed changes will be accepted, management believes that the revised covenants will be in place before the end of the second quarter of 1997.

The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation results primarily from continuing operating losses and a higher than normal level of used trailer inventory. This reduced cash position has also caused the Company to incur production downtime which has negatively affected operating results. With many customers purchasing replacement trailers only, the Company has had to increase its acceptance of used trailers as trade-ins in order to obtain certain new trailer orders. By accepting trade-ins, cash is not received until after the subsequent sale of the used trailers. As of March 29, 1997, the Company's inventory of used trailers was $6.9 million with purchase commitments for used trailers of $4 million. During the first quarter of 1997, management decided to sell certain used trailers quickly at lower than normal pricing in order to generate cash to meet its obligations. As a result, the Company incurred losses on the sale of used trailers of $1.5 million during the first quarter of 1997. Additionally management's decision to sell the Company's inventory of used trailers as quickly as possible and the effect thereon on used trailer values, the Company reduced the value of its remaining inventory of used trailers by $1.8 million.

With the closing of the new $14 million Financing Agreement, management believes that sufficient funds will be advanced under the Financing Agreement and from the sale of used trailers in order for the Company to timely meet its obligations. The Company's projected cash flows assume such, as well as, the continued receipt of materials from trade vendors on generally the same terms as the Company is currently receiving and that the Company is able to increase sales prices moderately during the second half of 1997.

BACKLOG

The Company's backlog of orders was approximately $26 million at December 31, 1996 and $58 million at March 29, 1997. This level of backlog is higher than any the Company had during 1996. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company manufactures trailers to customer or dealer order and does not generally maintain an inventory of trailers.

ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board ("FASB") issued "Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share", which replaces primary and fully diluted earnings per share amounts with basic and diluted earnings per share amounts. Management believes that FAS No. 128 will not have a material effect on the Company's earnings per share but may require additional disclosures. The Company's capital structure would be considered simple under FAS No. 128 as the Company only has common stock outstanding at this time. FAS No. 128 is effective for financial statement for both interim and annual periods ending after December 15, 1997.

In February 1997, the FASB issued FAS No. 129, " Disclosure of Information about Capital Structure." FAS No. 129 requires additional disclosure regarding an entities capital structure. FAS No. 129 contains no change in disclosure requirements for entities subject to the requirements of previous accounting standards. As the Company is subject to prior accounting requirements, FAS No. 129 will have no effect on the Company's financial statements.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Not applicable.

ITEM 2.  Changes in Securities

         Not applicable.

ITEM 3.  Defaults upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         A. The Company's annual meeting of stockholders was held on April 30, 1997
         B. Marilyn R. Marks and Neil A. Springer were elected as Directors. The term of office of J. Hoyle Rymer, Lawrence E. Mock, Jr. and Ernest H. Lorch continued after the meeting.
         C. Stockholders voted on the matters disclosed in the following table:

                                                                   Ratification of Independent
                                     Election of Directors*        Certified Public Accountants
                                     ----------------------        ----------------------------
         Votes Cast:
         For                                3,961,411                       3,973,561
         Against                                    0                          16,875
         Withheld                                   0                               0
         Abstentions                           32,225                           3,400
         Broker Non Votes                           0                               0
         * For a term of three years

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.   The exhibits filed as part of this Report are as follows:

                  10.41 Loan and Security Agreement by and between Dorsey Trailer, Inc. and Foothill Capital Corporation dated as of March 28, 1997 (the Registrant agrees to furnish a copy of any schedule omitted to the Commission upon request)

                  10.42 Amendment No. 1 dated as of April 10, 1997 to the Loan and Security Agreement dated as of March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

                  27 Financial Data Schedule

         b.   No reports on Form 8-K were filed during the period.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DORSEY TRAILERS, INC.

Date:       May 9, 1997            By:  /s/ T. Charles Chitwood
       ---------------------           -----------------------------------------
                                               T. Charles Chitwood
                                               Vice President - Finance
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                              DORSEY TRAILERS, INC.

                                INDEX TO EXHIBITS


Exhibit Number             Description

    10.41 Loan and Security Agreement by and between Dorsey Trailers, Inc. and Foothill Capital Corporation dated as of March 28, 1997

    10.42                  Amendment No. 1 to Loan and Security Agreement

    27                     Financial Data Schedule