Form 10-Q
period 1997-06-28
DORSEY TRAILERS INC
filed 1997-08-04
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
[ X ]                    SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997
                                       OR
              TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
[   ]                   SECURITIES EXCHANGE ACT OF 1934

Commission File Number:                 0-24354
                       ---------------------------------------------------------

                             DORSEY TRAILERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          58-2110729
------------------------                     -----------------------------------
(State of Incorporation)                     (IRS Employer Identification Number


  2727 Paces Ferry Road
One Paces West, Suite 1700
    Atlanta, Georgia                                        30339
--------------------------                   -----------------------------------

Registrant's telephone number, including area code:    (770) 438-9595
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

                                   Yes   X    No
                                      ------    ------

The number of shares of common stock outstanding at July 28, 1997, was 5,013,422.

                             DORSEY TRAILERS, INC.

                                   FORM 10-Q

                          Quarter ended June 28, 1997

                                     Index


                                                                                              Page
                                                                                              ----
Part I.    Financial Information

           Item 1.   Condensed Financial Statements



                     Balance Sheet -  June 28, 1997 and December 31, 1996                       3

                     Statement of Operations  - For the three months and six months
                           ended June 28, 1997 and June 29, 1996                                4

                     Statement of Cash Flows - For the six months ended
                           June 28, 1997 and June 29, 1996                                      5

                     Statement of Changes in Stockholders' Equity -
                           For the six months ended June 28, 1997                               6

                     Notes to Condensed Financial Statements                                  7-8

           Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               9-12

Part II.  Other Information                                                                    13

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS


DORSEY TRAILERS, INC.
BALANCE SHEETS
(In thousands except share data)




                                                               June 28,            December 31,
                                                                 1997                 1996
                                                              -----------          ------------
                                                              (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                    $    11              $   101
   Accounts receivable, net                                       7,574                8,296
   Inventories                                                   15,469               19,002
   Prepaid expenses and other assets                                287                2,990
                                                                -------              -------
          Total current assets                                   23,341               30,389

Property, plant and equipment, net                                9,019                9,681
Deferred income taxes                                             3,953                3,953
Other assets, net                                                 2,052                  996
                                                                -------              -------
                                                                $38,365              $45,019
                                                                =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current portion of long-term debt                            $   719              $   705
   Accounts payable                                              14,175               18,126
   Accrued wages and employee benefits                            5,368                4,403
   Accrued expenses                                               3,409                4,299
                                                                -------              -------
          Total current liabilities                              23,671               27,533
Long-term debt, net of current maturities                        14,801                9,171
Accrued pension liability                                         1,600                1,600
Accrued warranty                                                  1,100                1,100
                                                                -------              -------
                                                                 41,172               39,404
                                                                -------              -------
Stockholders' equity  (deficit)
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 5,013,422 and 4,997,422 shares issued
        and outstanding                                              50                   49
   Additional paid-in capital                                     2,368                2,339
   Retained earnings (accumulated deficit)                       (5,148)               3,304
   Unrecognized pension liability                                   (77)                 (77)
                                                                -------              -------
          Total stockholders' equity (deficit)                   (2,807)               5,615
                                                                -------              -------
Commitments and contingencies                                         -                    -
                                                                -------              -------
                                                                $38,365              $45,019
                                                                =======              =======

                 See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share amounts)




                                     Three months ended              Six months ended
                                    -----------------------------------------------------
                                    June 28,       June 29,       June 28,       June 29,
                                      1997           1996           1997           1996
                                    --------       --------       --------       --------
Net sales                           $40,032        $38,891        $80,993        $79,919
Cost of sales                        40,696         38,820         85,025         79,546
                                    -------        -------        -------        -------
Gross profit                           (664)            71         (4,032)           373

Selling, general and
     administrative expenses          1,770          2,009          3,515          4,064
Provision for plant closing              35            185             83            427
                                    -------        -------        -------        -------

Loss from operations                 (2,469)        (2,123)        (7,630)        (4,118)
Interest expense, net                   505             89          1,022            174
                                    -------        -------        -------        -------
Loss before income taxes             (2,974)        (2,212)        (8,652)        (4,292)
Benefit from income taxes                 0           (852)          (200)        (1,652)
                                    -------        -------        -------        -------

Net loss                            ($2,974)       ($1,360)       ($8,452)       ($2,640)
                                    =======        =======        =======        =======
Net loss per share                  ($ 0.60)       ($ 0.27)       ($ 1.70)       ($ 0.53)
                                    =======        =======        =======        =======
Weighted average number of
     common and common share
     equivalents used in the net loss
     per share calculation            4,971          4,952          4,978          4,949
                                    =======        =======        =======        =======





                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)




                                                                              Six months ended
                                                                       -------------------------------
                                                                       June 28,             June 29,
                                                                         1997                 1996
                                                                       --------             ----------
Cash flows from operating activities:
   Net loss                                                             ($8,452)             ($2,640)
   Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities
        Depreciation and amortization                                       793                  672
        Insuance of common stock to non-employee directors                   30                   30
        Change in assets and liabilities-
            Decrease (increase) in accounts receivable                      722                 (628)
            Decrease in inventories                                       3,533                2,431
            Decrease (increase) in prepaid expenses
                 and other current assets                                 2,703               (1,388)
             (Decrease) increase in accounts payable                     (3,951)               2,081
             Increase (decrease) in accrued expenses                         75                 (448)
             (Increase) decrease in other assets                         (1,081)                   1
                                                                        -------              -------
                Net cash (used in) provided by operating activities      (5,628)                 111
                                                                        -------              -------
Cash flows from investing activities:
        Capital expenditures                                               (106)                (806)
                                                                        -------              -------
                Net cash used in investing activities                      (106)                (806)
                                                                        -------              -------
Cash flows from financing activities:
        Net borrowings under line of credit agreement                     5,963                    -
        Payments on long-term debt                                         (319)                (705)
        Tax benefit from exercise of stock options                            -                   77
                                                                        -------              -------
                Net cash provided by (used in) financing activities       5,644                 (628)
                                                                        -------              -------

Decrease in cash and cash equivalents                                       (90)              (1,323)
        Cash and cash equivalents at beginning of period                    101                7,738
                                                                        -------              -------
        Cash and cash equivalents at end of period                      $    11              $ 6,415
                                                                        =======              =======





                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands except share data)




                                                                       Retained
                                         Common Stock     Additional   Earnings    Unrecognized
                                      ------------------- Paid-in    (Accumulated     Pension
                                       Shares     Amount  Capital      Deficit)      Liability     Total
                                      ---------  -------- ---------  ------------  -------------  -------
Balance, December 31, 1996            4,997,422     $49    $2,339       $3,304        ($77)       $5,615

Net loss                                                                (8,452)                   (8,452)

Issuance of common stock to
     non-employee directors              16,000       1        29            -           -            30
                                      ---------     ---    ------      -------        ----       -------
Balance, June 28, 1997 (Unaudited)    5,013,422     $50    $2,368      ($5,148)       ($77)      ($2,807)
                                      =========     ===    ======      =======        ====       =======


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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at June 28, 1997, and December 31, 1996, and its results of operations for the three months and six months ended June 28, 1997, and June 29, 1996, and its cash flows for the six months ended June 28, 1997 and June 29, 1996.

NOTE 2.   INVENTORIES

Inventories consisted of the following:


                                           June 28,         December 31,
                                             1997               1996
                                           --------         ------------
                                                 (In thousands)
          Raw material                    $ 6,590             $ 8,376
          Work-in-process                   4,047               5,833
          Finished trailers                   741                 981
          Used trailers                     4,091               3,812
                                          -------             -------
                                          $15,469             $19,002
                                          =======             =======

NOTE 3.    REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14 million, five year line of credit (Financing Agreement), including a $4 million term loan which amortizes evenly over the next four consecutive months and a letter of credit facility of up to $3 million, with an asset-based lender. Effective August 1, 1997, the term loan was amended and increased to $2 million with interest only payments for 60 days and amortizes evenly over eight months beginning October 1, 1997. This Financing Agreement replaces a $10 million revolving credit agreement the Company had with a financial institution. In connection with the closing of the $14 million Financing Agreement, the Company incurred costs of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 1.75%, at June 28, 1997 the interest rate was 10.25%, and interest is payable monthly. Effective July 1, 1997, the Financing Agreement was amended to increase the interest rate to prime plus 2.0%. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally the Company is required to pay monthly a $5,000 servicing fee and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30% of eligible raw material, 40% of eligible used trailers, and 60% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of June 28, 1997, the Company had $8.2 million outstanding under the Financing Agreement including $2.2 million in letters of credit. The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory.
The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of June 28, 1997, the Company was in compliance with the covenants of the Financing Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report.

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement included herein has been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. Without limitation, the following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of raw materials, labor shortages or work stoppage, dependence on industry trends, government regulations and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1996 Annual Report and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

NET SALES   Net sales for the second quarter ended June 28, 1997 increased by
2.9% or $1.1 million to $40.0 million from $38.9 million for the quarter ended June 29, 1996. New trailers sales for the quarter ended June 28, 1997 were $35.2 million compared to new trailers sales of $37.1 million for the quarter ended June 29, 1996. The 5.0% decrease in new trailer sales was due to a 10.7% decrease in the number of new trailers sold. Used trailer sales were $3.7 million for the quarter ended June 28, 1997 compared to $0.3 million for the quarter ended June 29, 1996. The increase in used trailer sales was due to the increased level of used trailers being taken in as trades on new trailer orders.

Net sales for the six months ended June 28, 1997 increased 1.3% or $1.1 million to $81.0 million from $79.9 million for the six months ended June 29, 1997.
New trailer sales for the six months ended June 28, 1997 were $67.3 million compared to $74.9 million for the same period last year. The 10.2% decrease in new trailer sales was due to a 15.2% decrease in the number of new trailers sold. Used trailer sales were $11.3 million for the six months ended June 28, 1997 compared to $1.8 million for the same period last year.

GROSS PROFIT   Gross profit as a percentage of sales totaled (1.7%) for the second quarter of 1997 compared to .2% for the same period in 1996. The negative gross profit for the second quarter of 1997 was primarily due to a heavy mix of low margin large fleet business and the industry wide shortage of wood flooring, which caused cost increases of approximately $400,000 which could not be recovered in the market.

Gross profit as a percentage of sales totaled (5.0%) for the six months ended June 28, 1997 as compared to .5% for the same period last year. The negative gross profit for the six months of 1997 was due to actual losses on the sale of used trailers of $1.5 million and $1.8 million in an accrual for expected losses on the sale of the remaining used trailer inventory taken in the first quarter of 1997 and the approximately $400,000 increase in the cost of wood incurred in the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   Selling, general and
administrative ("S, G, & A") expenses for the second quarter of 1997 decreased $239,000 or 11.9% to $1.8 million as compared to $2.0 million for the second quarter of 1996. S, G, & A as a percent of net sales declined to 4.4% for the quarter ended June 28, 1997 as compared to 5.2% for the quarter ended June 29, 1996. The reduction in S, G, & A expenses is a result of management's plan of cost reduction.

S, G, & A for the six months ended June 28, 1997 decreased $549,000 or 13.5% to $3.5 million as compared to $4.1 million for the same period in 1996. S, G, & A as a percent of net sales declined to 4.3% for the six months ended June 28, 1997 as compared to 5.1% for the six months ended June 29, 1996.

PROVISION FOR PLANT CLOSING   Costs related to the Company's closed facilities
decreased in the second quarter of 1997 and for the six months ended June 28, 1997 over the second quarter of 1996 and the six months ended June 29, 1996. The provision for plant closing includes costs related to the closing of the Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995.

INTEREST EXPENSE, NET   Interest expense, net for the three months ended June
28, 1997 was $505,000 as compared to interest expense, net of $89,000 for the three months ended June 29, 1996. The increase is a result of an increase in the average outstanding debt of $6.9 million between the second quarter of 1997 and second quarter of 1996. The increase in the average outstanding debt is due to the use of the revolving line of credit in 1997 in addition to the interest on the notes payable for the purchases of the Cartersville, Georgia and Dillon, South Carolina facilities.

Interest expense, net for the six months ended June 28, 1997 was $1.0 million as compared to interest expense, net of $174,000 for the six months ended June 29, 1996. The increase is a result of an increase in the average outstanding debt in addition to the interest on the notes payable for the purchases of the Cartersville, Georgia and Dillon, South Carolina facilities. Also, the increase is due a $300,000 write-off taken in the first quarter of 1997 of unamortized financing costs in connection with entering the new working capital line of credit.

NET LOSS   Net loss for the three months ended June 28, 1997 was $3.0 million as compared to a net loss of $1.4 million for the three months ended June 29, 1996 which included a benefit from income taxes of $.9 million. No tax benefit was taken in the second quarter of 1997 due to the benefit from income taxes being limited to the portion of pretax loss that could be carried-back to recapture taxes paid in prior years. The net loss per share for the three months ended June 28, 1997 was $.60 and the net loss per share for the three months ended June 29, 1996 was $.27 per share.

Net loss for the six months ended June 28, 1997 was $8.5 million, which included a benefit from income taxes of $.2 million recorded in the first quarter of 1997, as compared to a net loss of $2.6 million for the six months ended June 29, 1996, which included a tax benefit of $1.7 million. The net loss per share for the six months ended June 28, 1997 was $1.70 compared to a net loss of $.53 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.6 million for the six months ended June 28, 1997 as compared to net cash provided by operating activities of $111,000 for the six months ended June 29, 1996. The cash used in operating activities for the six months of 1997 was primarily used to fund net losses of the Company

Net cash provided by financing activities was $5.6 million for the six months ended June 28, 1997 compared to net cash used in financing activities of $628,000 for the six months ended June 29, 1996. The $5.6 million cash provided by financing activities consisted of the Company's advances under its revolving working capital line of credit.

On March 28, 1997 the Company entered into a $14 million five year working capital line of credit ("Financing Agreement") with an asset-based lender.
The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of July 28, 1997, the Company had $7.6 million outstanding, including $2.2 million in letters of credit and had $1.6 million in availability under the Financing Agreement. On August 1, 1997, the Company's $4 million term loan included as part of the Financing Agreement was revised. Prior to the revision, the term loan was to be completely amortized at August 1, 1997. With the revision, the term loan at August 1, 1997 will be $2 million with interest only for sixty days and amortizes equally over eight months beginning October 1, 1997. As of July 28, 1997, the Company was in compliance with the covenant requirements of the Financing Agreement. The Financing Agreement has continuous financial and operational covenants. The financial covenants are required to be measured on a quarterly basis and require a higher threshold at each quarterly reporting period.

The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation results primarily from continuing operating losses and a higher than normal level of used trailer inventory.
This reduced cash position has also caused the Company to incur production downtime which has negatively affected operating results. With many customers purchasing replacement trailers only, the Company has had to increase its acceptance of used trailers as trade-ins in order to obtain certain new trailer orders. By accepting trade-ins, cash is not received until after the subsequent sale of the used trailers. As of June 28, 1997, the Company's inventory of used trailers was $4.2 million with purchase commitments for used trailers of $4.6 million. During the first quarter of 1997, management decided to sell certain used trailers quickly at lower than normal pricing in order to generate cash to meet its obligations. As a result, the Company incurred losses on the sale of used trailers of $1.5 million during the first quarter of 1997. Additionally management's decision to sell the Company's inventory of used trailers as quickly as possible and the effect thereon on used trailer values, the Company reduced the value of its remaining inventory of used trailers by $1.8 million.

The closing of the $14 million Financing Agreement has allowed the Company to improve its conditions with vendors and provided the liquidity necessary to have a consistent production flow. However, with the continued losses, the Company's liquidity position continues to remain tight. The Company currently has minimal availability under its Financing Agreement. In addition to the amendment to its Financing Agreement described above, the Company received notification that the United States Small Business Administration had agreed to modify the Company's term loan and defer all payments for six months beginning in August 1997 and to re-amortize the balance of the term loan as of January 1998, which should reduce the Company's monthly payments from $69,326 to $40,500. Management believes that it can generate some additional liquidity by reducing inventories and actions are underway to implement its plan. No assurances can be given that the Company will be successful in these efforts.


BACKLOG

The Company's backlog of orders was approximately $26 million at December 31, 1996 and $46.7 million at June 28, 1997. This level of backlog is higher than any the Company had during 1996. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company manufactures trailers to customer or dealer order and does not generally maintain an inventory of trailers.

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

ITEM 6.   Exhibits and Reports on Form 8-K

          a.  The exhibits filed as part of this Report are as follows:

              10.43 Amendment No. 2 dated as of July 1, 1997 to the Loan and Security Agreement dated as of March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

              27 Financial Data Schedule (for SEC use only).

          b.  No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DORSEY TRAILERS, INC.

Date: July 28, 1997                     By:    /s/ T. Charles Chitwood
      -------------                            -----------------------------
                                               T. Charles Chitwood
                                               Vice President - Finance
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                             DORSEY TRAILERS, INC.

                               INDEX TO EXHIBITS



         Exhibit Number  Description
         --------------  -----------

              10.43      Amendment No. 2 to Loan and Security Agreement

              27         Financial Data Schedule (for SEC use only).