Form 10-Q
period 1997-09-27
DORSEY TRAILERS INC
filed 1997-10-31
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

[X]                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

[ ]                      SECURITIES EXCHANGE ACT OF 1934

Commission File Number:                 0-24354
                       ------------------------------------------

                              DORSEY TRAILERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               58-2110729
---------------------------                              -----------------------
(State of Incorporation)                                      (IRS Employer
                                                          Identification Number

  2727 Paces Ferry Road
One Paces West, Suite 1700
      Atlanta, Georgia                                             30339
---------------------------                              -----------------------

Registrant's telephone number, including area code:           (770) 438-9595
                                                         -----------------------


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

The number of shares of common stock outstanding at October 28, 1997, was 5,013,422.

                              DORSEY TRAILERS, INC.

                                    FORM 10-Q

                        Quarter ended September 27, 1997

                                      Index



                                                                                        Page
                                                                                        ----
Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Balance Sheet -  September 27, 1997 and December 31, 1996                3

                  Statement of Operations  - For the three months and nine months
                           ended September 27, 1997 and September 28, 1996                 4

                  Statement of Cash Flows - For the nine months ended
                           September 27, 1997 and September 28, 1996                       5

                  Statement of Changes in Stockholders' Equity -
                           For the nine months ended September 27, 1997                    6

                  Notes to Condensed Financial Statements                                7-8

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          9-13

Part II.  Other Information                                                               14

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           SEPTEMBER 27,    DECEMBER 31,
                                                               1997             1996
                                                           -------------    ------------
                                                                    (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                 $      7         $    101
   Accounts receivable, net                                     9,228            8,296
   Inventories                                                 12,870           19,002
   Prepaid expenses and other assets                              422            2,990
                                                             --------         --------
          Total current assets                                 22,527           30,389

Property, plant and equipment, net                              8,673            9,681
Deferred income taxes                                           3,953            3,953
Other assets, net                                               1,977              996
                                                             --------         --------
                                                             $ 37,130         $ 45,019
                                                             ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current portion of long-term debt                         $    282         $    705
   Accounts payable                                            13,112           18,126
   Accrued wages and employee benefits                          5,651            4,403
   Accrued expenses                                             3,445            4,299
                                                             --------         --------
          Total current liabilities                            22,490           27,533
Long-term debt, net of current maturities                      16,692            9,171
Accrued pension liability                                       1,600            1,600
Accrued warranty                                                1,100            1,100
                                                             --------         --------
                                                               41,882           39,404
                                                             --------         --------
Stockholders' equity  (deficit)
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized;  5,013,422 and 4,997,422 shares issued
        and outstanding                                            50               49
   Additional paid-in capital                                   2,368            2,339
   Retained earnings (accumulated deficit)                     (7,093)           3,304
   Unrecognized pension liability                                 (77)             (77)
                                                             --------         --------
          Total stockholders' equity (deficit)                 (4,752)           5,615
                                                             --------         --------
Commitments and contingencies                                      --               --
                                                             --------         --------
                                                             $ 37,130         $ 45,019
                                                             ========         ========


                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                -----------------------------------     ---------------------------------------
                                                SEPTEMBER 27,         SEPTEMBER 28,         SEPTEMBER 27,         SEPTEMBER 28,
                                                    1997                  1996                   1997                 1996
                                                -------------         -------------         -------------         -------------
Net sales                                         $ 37,598              $ 39,653              $118,591              $119,572
Cost of sales                                       37,392                38,930               122,417               118,476
                                                  --------              --------              --------              --------
Gross profit                                           206                   723                (3,826)                1,096

Selling, general and
     administrative expenses                         1,666                 2,168                 5,181                 6,232
Provision for (benefit from) plant closing             (43)                   84                    40                   511
                                                  --------              --------              --------              --------

Loss from operations                                (1,417)               (1,529)               (9,047)               (5,647)
Interest expense, net                                  528                   112                 1,550                   286
                                                  --------              --------              --------              --------
Loss before income taxes                            (1,945)               (1,641)              (10,597)               (5,933)
Benefit from income taxes                               --                  (631)                 (200)               (2,283)
                                                  --------              --------              --------              --------

Net loss                                          $ (1,945)             $ (1,010)             $(10,397)             $ (3,650)
                                                  ========              ========              ========              ========
Net loss per share                                $   (.39)             $   (.20)             $  (2.09)             $   (.73)
                                                  ========              ========              ========              ========

Weighted average number of
     common and common share
     equivalents used in the net loss
     per share calculation                           4,986                 4,956                 4,981                 4,951
                                                  ========              ========              ========              ========






                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)


                                                                                  NINE MONTHS ENDED
                                                                         -----------------------------------
                                                                         SEPTEMBER 27,         SEPTEMBER 28,
                                                                             1997                  1996
                                                                         -------------         -------------
Cash flows from operating activities:
   Net loss                                                                $(10,397)             $ (3,650)
   Adjustments to reconcile net loss to net cash
        used in operating activities
        Depreciation and amortization                                         1,310                 1,022
        Issuance of common stock to non-employee directors                       30                    30
        Change in assets and liabilities-
            Increase in accounts receivable                                    (932)               (3,150)
            Decrease (increase) in inventories                                6,132                  (819)
            Decrease (increase) in prepaid expenses
                 and other current assets                                     2,568                (2,130)
             (Decrease) increase in accounts payable                         (5,014)                6,227
             Increase (decrease) in accrued expenses                            394                  (335)
             (Increase) decrease in other assets                             (1,153)                    1
                                                                           --------              --------
                Net cash used in operating activities                        (7,062)               (2,804)
                                                                           --------              --------

Cash flows from investing activities:
        Purchase of business assets                                              --                (1,198)
        Capital expenditures                                                   (130)               (1,156)
                                                                           --------              --------
                Net cash used in investing activities                          (130)               (2,354)
                                                                           --------              --------

Cash flows from financing activities:
        Net borrowings under line of credit agreement                         7,492                    --
        Payments on long-term debt                                             (394)                 (854)
        Tax benefit from exercise of stock options                               --                   107
                                                                           --------              --------
                Net cash provided by (used in) financing activities           7,098                  (747)
                                                                           --------              --------

Decrease in cash and cash equivalents                                           (94)               (5,905)
        Cash and cash equivalents at beginning of period                        101                 7,738
                                                                           --------              --------
        Cash and cash equivalents at end of period                         $      7              $  1,833
                                                                           ========              ========





                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT SHARE DATA)




                                                                                        Retained
                                                    Common Stock           Additional   Earnings   Unrecognized
                                                    ------------             Paid-in  (Accumulated    Pension
                                               Shares          Amount        Capital     Deficit)    Liability      Total
                                             ----------       --------       -------    ---------    ---------     -------
Balance, December 31, 1996                    4,997,422       $     49       $2,339      $ 3,304        $(77)      $ 5,615

Net loss                                        (10,397)       (10,397)

Issuance of common stock to
     non-employee directors                      16,000              1           29           --          --            30
                                             ----------       --------       ------      -------        ----       -------

Balance, September 27, 1997 (Unaudited)       5,013,422       $     50       $2,368      $(7,093)       $(77)      $(4,752)
                                             ==========       ========       ======      =======        ====       =======










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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at September 27, 1997, and December 31, 1996, and its results of operations for the three months and nine months ended September 27, 1997, and September 28, 1996, and its cash flows for the nine months ended September 27, 1997 and September 28, 1996.

NOTE 2. INVENTORIES

Inventories consisted of the following:

                                             September 27,         December 31,
                                                  1997                 1996
                                             -------------         ------------
                                                       (In thousands)
                           Raw material         $ 6,880              $ 8,376
                           Work-in-process        3,523                5,833
                           Finished trailers        609                  981
                           Used trailers          1,858                3,812
                                                -------              -------
                                                $12,870              $19,002
                                                =======              =======

NOTE 3. REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14 million, five year line of credit (Financing Agreement), including a $4 million term loan which was to amortize evenly over the next four consecutive months and a letter of credit facility of up to $3 million, with an asset-based lender. Effective August 1, 1997, the term loan was amended. The remaining balance of $1 million on the original term loan was increased to $2 million with interest only payments for 60 days. Thereafter, the term loan amortizes evenly over eight months beginning October 1, 1997. This Financing Agreement replaces a $10 million revolving credit agreement that the Company had with a financial institution. In connection with the closing of the $14 million Financing Agreement, the Company incurred costs of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0% with interest payable monthly. At September 27, 1997, the interest rate was 10.50%, and interest is payable monthly. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are
 .375% and 2.0%, respectively. Additionally the Company is required to pay a monthly servicing fee of $5,000 and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30 % of eligible raw material, 40 % of eligible used trailers, and 60% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of September 27, 1997, the Company had $9.7 million outstanding under the Financing Agreement including $2.2 million in letters of credit. The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of September 27, 1997, the Company was in compliance with the covenants of the Financing Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report.

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement included herein has been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. Without limitation, the following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of raw materials, labor shortages or work stoppages, dependence on industry trends, government regulations and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1996 Annual Report and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

NET SALES Net sales for the third quarter ended September 27, 1997 decreased by 5.2% or $2.1 million to $37.6 million from $39.7 million for the quarter ended September 28, 1996. New trailer sales for the quarter ended September 27, 1997 were $33.7 million compared to new trailer sales of $37.8 million for the quarter ended September 28, 1996. The 10.8% decrease in new trailer sales was primarily due to a 6.5% decrease in the number of new trailers sold. Used trailer sales were $2.8 million for the quarter ended September 27, 1997 compared to $500,000 for the quarter ended September 28, 1996. The increase in used trailer sales was due to the increased level of used trailers being taken in as trades on new trailer orders accepted in prior quarters. Current market conditions appear to have reduced the necessity to accept used trailers on trade as a condition to the awarding of new trailer contracts.

Net sales for the nine months ended September 27, 1997 decreased .8% or $1 million to $118.6 million from $119.6 million for the nine months ended September 28, 1996. New trailer sales for the nine months ended September 27, 1997 were $101.0 million compared to $112.7 million for the same period last year. The 10.4% decrease in new trailer sales was due to a 12.3% decrease in the number of new trailers sold. Used trailer sales were $14.2 million for the nine months ended September 27, 1997 compared to $2.3 million for the same period last year.

GROSS PROFIT Gross profit as a percentage of sales totaled .5% for the third quarter of 1997 compared to 1.8% for the same period in 1996. Margins continued to be severely depressed in the third quarter due to the continued heavy mix of low margin fleet orders booked in prior quarters. The third quarter saw the completion of most of these low margin fleet orders. The gross profit for the third quarter of 1997 represents the first positive quarterly gross profit the Company has recorded this year. Current order intake is priced at somewhat better margins, as the industry is experiencing improved demand and more stable component prices.

Gross profit as a percentage of sales totaled (3.2%) for the nine months ended September 27, 1997 as compared to .92% for the same period last year. The negative gross profit for the nine months of 1997 was due to actual losses on the sale of used trailers in the first quarter of 1997 of $1.5 million and $1.8 million in an accrual for expected losses on the sale of the remaining used trailer inventory and the approximately $400,000 increase in the cost of wood flooring incurred in the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("S, G, & A") expenses for the third quarter of 1997 decreased $502,000 or 23.2% to $1.7 million as compared to $2.2 million for the third quarter of 1996. S, G, & A as a percent of net sales declined to 4.4% for the quarter ended September 27, 1997 as compared to 5.5% for the quarter ended September 28, 1996. The reduction in S, G, & A expenses is a result of management's plan of cost reduction.

S, G, & A expenses for the nine months ended September 27, 1997 decreased $1.0 million or 16.9% to $5.2 million as compared to $6.2 million for the same period in 1996. S, G, & A as a percent of net sales declined to 4.4% for the nine months ended September 27, 1997 as compared to 5.2% for the nine months ended September 28, 1996.

PROVISION FOR PLANT CLOSING Costs related to the Company's closed facilities decreased in the third quarter of 1997 and for the nine months ended September 27, 1997 over the third quarter of 1996 and the nine months ended September 28, 1996. The provision for plant closing includes costs related to the closing of the Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995.

LOSS FROM OPERATIONS Loss from operations for the three months ended September 27, 1997 was $1.4 million compared to a loss from operations of $1.5 million for the third quarter of 1996. The loss from operations for the third quarter of 1997 of $1.4 million represents the lowest quarterly loss from operations the Company has incurred during 1997 to date and during all of 1996. The improvement in the loss from operations in the third quarter of 1997 was due to an improvement in production efficiencies, a reduction in manufacturing costs, and a reduction in the Company's S, G, & A costs during the quarter.

Loss from operations for the nine months ended September 27, 1997 was $9.0 million as compared to $5.6 million for the nine months ended September 28, 1996.

INTEREST EXPENSE, NET Interest expense, net for the three months ended September 27, 1997 was $528,000 as compared to interest expense, net of $112,000 for the three months ended September 28, 1996. The increase is a result of an increase in the average outstanding debt of $6.5 million between the third quarter of 1997 and third quarter of 1996. The increase in the average outstanding debt is due to the use of the revolving line of credit in 1997.

Interest expense, net for the nine months ended September 27, 1997 was $1.6 million as compared to interest expense, net of $286,000 for the nine months ended September 28, 1996. The increase is a result of an increase in the average outstanding debt in addition to the interest on the notes payable for the purchases of the Cartersville, Georgia and Dillon, South Carolina facilities. Also, the increase is due to a $300,000 write-off taken in the first quarter of 1997 of unamortized financing costs in connection with entering the new working capital line of credit.

NET LOSS Net loss for the three months ended September 27, 1997 was $1.9 million as compared to a net loss of $1.0 million for the three months ended September 28, 1996 which included a benefit from income taxes of $631,000. No tax benefit was taken in the third quarter of 1997 due to the benefit from income taxes being limited to the portion of pretax loss that could be carried-back to recapture taxes paid in prior years. The $1.9 million quarterly pretax loss is the lowest quarterly loss the Company has recorded in three quarters. The net loss per share for the three months ended September 27, 1997 was $.39 and the net loss per share for the three months ended September 28, 1996 was $.20 per share.

Net loss for the nine months ended September 27, 1997 was $10.4 million, which included a benefit from income taxes of $200,000 recorded in the first quarter of 1997, as compared to a net loss of $3.7 million for the nine months ended September 28, 1996, which included a tax benefit of $2.3 million. The net loss per share for the nine months ended September 27, 1997 was $2.09 compared to a net loss of $.73 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7.1 million for the nine months ended September 27, 1997 as compared to net cash used in operating activities of $2.8 for the nine months ended September 28, 1996. The cash used in operating activities for the nine months of 1997 was primarily used to fund net losses of the Company.

Net cash provided by financing activities was $7.1 million for the nine months ended September 27, 1997 compared to net cash used in financing activities of $747,000 for the nine months ended September 28, 1996. The $7.1 million cash provided by financing activities consisted of the Company's advances under its revolving working capital line of credit.

On March 28, 1997 the Company entered into a $14 million five year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of October 28, 1997, the Company had $7.2 million outstanding, including $2.2 million in letters of credit and had $2.0 million in availability under the Financing Agreement. On August 1, 1997, the Company's $4 million term loan included as part of the Financing Agreement was revised. Prior to the revision, the term loan was to be completely amortized at August 1, 1997. With the revision, the term loan at August 1, 1997 was $2 million with interest only for sixty days. The revised term loan amortizes equally over eight months beginning October 1, 1997. As of October 28, 1997, the Company was in compliance with the covenant requirements of the Financing Agreement. The Financing Agreement has continuous financial and operational covenants. The financial covenants are required to be measured on a quarterly basis and require specific thresholds at each quarterly reporting period.

The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation resulted primarily from continuing operating losses and an abnormally high level of used trailer inventory. This reduced cash position caused the Company to incur production downtime during the first half of 1997 which negatively affected operating results during the first half of 1997. With many customers purchasing replacement trailers only during the first quarter of 1997, the Company had to increase its acceptance of used trailers as trade-ins to obtain certain prior new trailer orders. By accepting trade-ins, cash was not received until after the subsequent sale of the used trailers. As of September 27, 1997, the Company's inventory of used trailers was $1.9 million with purchase commitments for used trailers of $340,000. This level of used trailer inventory is at its lowest since September 28, 1996 and represents an $8.7 million decline in used trailer inventory and commitments from the Company's high of $10.9 million in March of 1997. During the first quarter of 1997, management decided to sell certain used trailers quickly at lower than normal pricing in order to generate cash to meet its obligations. As a result, the Company incurred losses on the sale of used trailers of $1.5 million during the first quarter of 1997. Additionally, as a result of management's decision to sell the Company's used trailer inventory as quickly as possible and the effect thereon on used trailer values, the Company reduced the value of its remaining used trailer inventory by $1.8 million.

The closing of the $14 million Financing Agreement allowed the Company to improve payment conditions with its vendors and provided the liquidity necessary for a consistent production flow. However, with the continued losses, the Company's liquidity position continues to remain tight. In addition to the amendment to its Financing Agreement described above, the United States Small Business Administration has modified the Company's term loan, deferred all payments for six months beginning in August 1997 and re-amortized the balance of the term loan as of January 1998, which will reduce the Company's monthly payments from $69,326 to $40,500. Management believes that the Company can generate some additional liquidity by reducing inventories and actions are underway to implement its plan. No assurances can be given that the Company will be successful in these efforts.

BACKLOG

The Company's backlog of orders was approximately $26 million at December 31, 1996 and $21.4 million at September 27, 1997. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company manufactures trailers to customer or dealer order and does not generally maintain an inventory of new trailers.

STOCK TRADING

Effective August 8, 1997, the Company's shares were conditionally listed on the Nasdaq SmallCap Market under the trading symbol DSYTC and were no longer listed on the Nasdaq National Market. Effective October 1, 1997, the Company's shares began trading on the OTC-Bulletin Board under the trading symbol DSYT and were no longer listed on the Nasdaq SmallCap Market. These actions resulted from the Company's inability to meet the terms of an exception which was granted to bring its capital and surplus up to $2.0 million by September 30, 1997. The Company has been informed that its shares no longer meet the requirements for marginable over-the-counter securities and that effective November 10, 1997, its shares will be removed from the List of Marginable OTC Stocks.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         a. The exhibits filed as part of this Report are as follows:

             10.44 Amendment No. 3 dated August 1, 1997 to the Loan and Security Agreement dated as of March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

             27 Financial Data Schedule

         b.  No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DORSEY TRAILERS, INC.

Date:  October 28, 1997             By: /s/ James E. Clements
     ---------------------             ----------------------------------------
                                        James E. Clements
                                        Vice President - Finance
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                              DORSEY TRAILERS, INC.

                                INDEX TO EXHIBITS


     Exhibit Number        Description

         10.44 Amendment No. 3 dated as of August 1, 1997 to the Loan and Security Agreement dated as of March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

         27                Financial Data Schedule