Form 10-K405
period 1997-12-31
DORSEY TRAILERS INC
filed 1998-03-27
CIK 924117

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR FISCAL YEAR ENDED DECEMBER 31, 1997              COMMISSION FILE NUMBER 0-24354
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 1998 was $8,540,165, based upon the closing price of the Company's common stock as quoted on The Nasdaq Stock Market composite tape on such date.

     The number of shares outstanding of the registrant's common stock as of March 16, 1998 was 5,013,422.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1998 are incorporated in this Form 10-K Part III by reference.
================================================================================

                               TABLE OF CONTENTS

                             DORSEY TRAILERS, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1997

                                                                          PAGES
                                                                          -----
PART I.
Item 1.     Business....................................................     1
Item 2.     Properties and Insurance....................................     4
Item 3.     Legal Proceedings...........................................     5
Item 4.     Submission of Matters to A Vote of Security Holders.........     5

PART II.
Item 5.     Market for the Registrant's Common Stock and Related             6
            Stockholder Matters.........................................
Item 6.     Selected Financial and Operating Data.......................     6
Item 7.     Management's Discussion and Analysis of Financial Condition      7
            and Results of Operations...................................
Item 8.     Financial Statements and Supplementary Data.................    13
Item 9.     Changes in and Disagreements with Accountants on Accounting     13
            and Financial Disclosure....................................

PART III.
Item 10.    Directors and Executive Officers of the Registrant..........    13
Item 11.    Executive Compensation......................................    13
Item 12.    Security Ownership of Certain Beneficial Owners and             13
            Management..................................................
Item 13.    Certain Relationships and Related Transactions..............    13

PART IV.
Item 14.    Financial Statements and Financial Statement Schedule.......    14

SIGNATURES..............................................................    15

                                     PART I

ITEM I - BUSINESS

     Dorsey Trailers, Inc. ("the Company" or "Dorsey") designs, manufactures and markets a broad line of high-quality, customized truck trailers, including aluminum and steel dry freight trailers, refrigerated trailers, flatbed trailers, package carrier trailers and dump trailers. The Company competes in the customized segment of the truck trailer industry through its authorized new trailer dealers and on a direct basis. The Company's direct customers include many large, highly regarded and growth-oriented customers, including AAA Cooper Transportation, Averitt Express, Inc., Coca-Cola Bottling Co. Consolidated, JB Hunt, Inc., Landstar System, RPS, Inc., Ryder Truck Rental, Inc., Shaw Industries, Southeastern Motor Lines, Tyson Foods, United Parcel Service, U.S. Xpress, Westpoint Stevens and XTRA, Inc.

PRODUCTS

     The Company's broad line of customized products includes:

     - Aluminum and Steel Dry Freight Vans. These trailers are also known as sheet and post trailers and are the trailers purchased by most segments of the trucking industry. The Company produces both aluminum and steel full-size vans, shorter 'pup' vans that are used in doubles or triples operation and piggybacks used in intermodal transportation.

     - CargoGuard(R). The CargoGuard(R) trailer was introduced by the Company in 1994 and has achieved continued success. These trailers are proprietary, high-capacity, aluminum sheet and post vans with one-piece, seamless plastic interior liners. The Company believes that CargoGuard(R) is superior to traditional dry freight vans because of its greater cubic capacity and because its seamless liner is less expensive to maintain than plywood lining. The Company also believes that CargoGuard(R) offers certain advantages over aluminum plate-side trailers, including the capability of bulk loading due to greater sidewall stiffness, and decreased aluminum content, thereby lessening exposure to the volatility of commodity aluminum prices.

     - Plate-side Vans. These trailers are similar to aluminum dry freight vans, but offer increased inside width to allow more interior cubic capacity for products that completely fill the interior volume before exceeding the weight capacity of the trailer. The Company builds these trailers with many customized options to satisfy specific customer requirements.

     - Refrigerated Vans. These trailers are used to transport temperature sensitive products. The Company's refrigerated vans are thermally efficient and were among the first to employ insulation material that is not harmful to the ozone layer of the atmosphere. The Company builds refrigerated vans of various lengths including both full size and "pup" refrigerated trailers. Dorsey's food service delivery trailers are highly customized and may include such features as multiple compartments with different temperatures.

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

     - Parts and Accessories. Replacement parts and accessories are sold primarily to authorized Dorsey dealers.

     The Company provides a limited five-year warranty against defects in material and workmanship on van trailers, refrigerated van trailers and platform trailers. The Company provides a similar two-year warranty on dump trailers. The Company's warranty costs historically have been approximately one percent of net sales per year. From time to time, the Company is involved in the sale of used trailers, which are supplied primarily by trade-ins from its new trailer customers.

SALES AND MARKETING

     The Company's marketing strategy is to offer a broad line of high quality trailers manufactured to the design specifications of its customers. The Company markets and distributes its products in two principal ways: through authorized dealers and directly to national accounts. Dorsey's authorized dealers primarily serve smaller and medium-sized carriers, owner-operators and private fleets in the region where the dealer is located. Dorsey's national accounts typically include the larger truckload and less-than-truckload common carriers, large private carriers, leasing companies, third party logistics companies, household moving and storage carriers, package carriers and intermodal carriers.

CUSTOMERS

     Dealer Sales. Smaller and medium-sized customers are served through Dorsey's independent dealer network. Dealer sales account for a substantial percentage of sales of refrigerated, flatbed and dump trailers. The Company's independent dealers are highly responsive to customers in their service areas, allowing the Company to access these regional markets. Dorsey has 92 authorized dealers located in 36 states and four Canadian provinces. All dealers are independently owned and operated. Most authorized dealers sell parts, provide general and warranty repair service for trailers, and sell used trailers, thereby providing a sales outlet for trailers taken in trade by the Company. The Company has no ownership interest in any Dorsey dealership and owns no branches. Management believes that independently owned dealerships are a more cost efficient distribution system than Company-owned branches. The Company has no plans to develop any Company-owned dealerships.

     The Company's relationships with its dealers are governed by non-exclusive agreements that are terminable by either party upon 30 days' notice. These agreements generally provide that the dealer's primary responsibility is to promote the sale of the Company's products in the geographic area the dealer serves.

     National Account Sales. The Company strives to establish and maintain close, long-term relationships with its national account customers. Dorsey involves manufacturing and engineering personnel in its team approach to developing relationships with customers. The Company has been successful in developing significant relationships as a supplier to many large, growth-oriented customers, one of which accounted for more than 10% of Dorsey's 1997 net sales, including:

     - Dry Freight Vans: AAA Cooper Transportation, Averitt Express, Coca-Cola Bottling Co. Consolidated, Southeastern Motor Lines, United Parcel Services, U.S. Xpress.

     - CargoGuard(R): Ryder Truck Rental, Shaw Industries, Stop-n-Shop, U.S. Xpress and Westpoint Stevens.

     - Refrigerated Trailers: KAT, Martrac (a subsidiary of UPS), Pro-Source Distribution (formerly Burger King Distribution), J & R Schugel, Stop-n-Shop, Tyson Foods and XTRA.

     - Package Carrier Vans: RPS, Inc., Transit Group, Inc. and United Parcel Service.

     - Flatbed Trailers: Boyd Brothers, D M Bowman, JB Hunt, Inc., Landstar Systems, Schilli Leasing, and XTRA, Inc.

     - Piggyback (intermodal) Trailers:  United Parcel Service.

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

     In response to customer demands and to reduce costs, the Company seeks ways to reduce trailer weight and material content while producing a product that meets all safety requirements that our customers and the general public demand. The Company also seeks to improve its manufacturing methods to reduce the labor required to build its products. These efforts involve teams from all disciplines, including marketing and sales, product and industrial engineering, operations management, finance, and the manufacturing work force.

     Each of the Company's trailers is manufactured from highly customized designs based on detailed customer specifications of each aspect of the trailer, including dimensions, structural requirements, fabrication materials, component parts and accessories. Examples of some of the custom design features available include extra floor support for heavy loads, specialized door placements, pull out steps and platforms at doors, fluorescent interior lighting systems, multi-axle systems, specialized braking systems, and specialized placement of cargo tie downs. The manufacturing process involves the fabrication of components. Additional materials, which need no modification prior to assembly, are also utilized in the manufacturing process. These materials include wood floors, tires, wheels, axles and support gear. The Company believes that there are multiple sources of raw materials used in the manufacturing process.

BACKLOG

     The Company's backlog of orders was approximately $25 million, $26 million and $44 million at December 31, 1997, 1996 and 1995, respectively. Dorsey includes in its backlog only those orders for trailers for which a confirmed customer order has been received. Dorsey expects to fill all of these orders by the end of 1998. The Company manufactures trailers only to customer or dealer order and does not maintain an inventory of "stock" trailers in anticipation of future orders. However, many of Dorsey's dealers do maintain an inventory of stock trailers.

EMPLOYEES

     As of December 31, 1997, the Company employed 1,027 persons, of whom 23 were employed in engineering, 931 in manufacturing, 17 in sales and marketing, 20 in materials and 36 in administration, finance and general management.

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

COMPETITION

     The truck trailer manufacturing industry is highly competitive and barriers to entry are relatively low. Dorsey faces competition from numerous truck trailer manufacturers of various sizes and financial strength. Dorsey is one of the larger manufacturers of truck trailers. Some of the other largest manufacturers are Great Dane Limited Partnership, Wabash National Corporation, Strick Corporation, Manac- The Canam Manac Group, Inc., Lufkin Trailers, Trailmobile Corporation, Utility Trailer Manufacturing Company, Stoughton Trailers, Inc., and Fontaine Trailer Company. The Company competes on the basis of price, product availability and delivery time, design and engineering innovations and capabilities, product quality and durability, warranties, service, manufacturer's financial viability, and customer relationships.

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

ENVIRONMENTAL MATTERS

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources (WDNR) conducted an environmental inspection that identified certain environmental response requirements. The Company and certain prior owners of the Edgerton plant are cooperating in conducting remediation at the plant site and in joining with other potentially responsible parties in addressing the landfill site. The Company has established reserves that it believes to be adequate to address its environmental liabilities associated with these matters.

     In December 1990, a leak was detected in an underground storage tank containing an industrial solvent at the Elba, Alabama facility. The Company notified the Alabama Department of Environmental Management ("ADEM") of the leak and hired an environmental consulting firm to investigate the problem and recommend corrective action. A remediation system, approved by ADEM, was installed and is performing according to expectations. The Company does not expect the costs of remediation maintenance to exceed the reserves it has established for this purpose.

PATENTS AND TRADEMARKS

     The Company has been issued a patent in the United States to protect the design concept and manufacturing method of the Company's CargoGuard(R) van trailer. The Company has been granted a trademark registration for the Dorsey(R), CargoGuard(R), and Liteguard(R) names in the United States.

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

     The Company owns an inactive 343,000 square foot plant in Edgerton, Wisconsin, an inactive 92,000 square foot facility in Griffin, Georgia, and an inactive 144,000 square foot facility in Northumberland, Pennsylvania. On February 20, 1998, the Company entered into a contract to sell its Griffin, Georgia plant for $475,000 to a private real estate investor. The Company expects the net proceeds from the sale of this vacant plant to exceed its current basis. The Company's principal executive offices are located in an approximately 7,000 square foot office in Atlanta, Georgia, which is leased by the Company.

     The Company maintains insurance to limit certain risks associated with its business activities. The Company's comprehensive property policy insures business interruption losses in addition to the Company's buildings, machinery and inventory. The property insurance has a total limit of $75 million and a flood sub-limit of $16 million, subject to a $100,000 deductible per occurrence.

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

     In December 1997, an Administrative Law Judge of the National Labor Relations Board ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate effected employees for any loss of earnings. The Company has appealed this decision, a procedure that could take up to several years. No part of this order will take effect during the appeal process. Management intends to vigorously defend against this order and believes that the Company will prevail in the appeal process.

     In November 1997, a declaratory judgment action was filed by an insurance company as to coverage of a previously paid claim by that insurance company in the settlement of product liability litigation. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position or results of operations.

     In April, 1995, a class action lawsuit alleging racial discrimination was filed against the Company, and in the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 29, 1997.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the period indicated, the high and low sales prices per share of the Common Stock as reported on The Nasdaq Stock Market and OTC -- Bulletin Board.

                                                              HIGH     LOW
                                                             ------   ------
1996
  First Quarter............................................  $6.375   $3.000
  Second Quarter...........................................  $5.375   $2.875
  Third Quarter............................................  $5.000   $3.750
  Fourth Quarter...........................................  $4.125   $3.125
1997
  First Quarter............................................  $3.375   $2.375
  Second Quarter...........................................  $3.375   $1.375
  Third Quarter............................................  $4.000   $1.500
  Fourth Quarter...........................................  $3.500   $2.375
1998
  First Quarter (through March 16, 1998)...................  $3.500   $2.375

     As of March 16, 1998, the Common Stock was held by approximately 95 holders of record and approximately 1,300 beneficial owners.

STOCK TRADING

     Effective August 8, 1997, the Company's shares were conditionally listed on the Nasdaq SmallCap Market under the trading symbol DSYTC and were no longer listed on the Nasdaq National Market. Effective October 1, 1997, the Company's shares began trading on the OTC-Bulletin Board under the symbol DSYT and were no longer listed on the Nasdaq SmallCap Market. These actions resulted from the Company's inability to meet the terms of an exception which was granted to bring its capital and surplus up to $2.0 million by September 30, 1997.

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

ITEM 6 - SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth selected financial and operating data of the Company. The selected financial data, except for the unaudited pro forma data, as of December 31, 1997, 1996, 1995, 1994 and 1993 and for each of the five years then ended have been derived from the Financial Statements of the Company which have been audited by Price Waterhouse LLP, the Company's independent accountants. Unaudited pro forma adjustments for 1994 and 1993 have been shown to reflect the income tax provision which would have been made if the Company had been a taxable corporation throughout such period. In December 1997, the Company adopted the requirements of Statement of Financial Accounting Standards ("FAS") No. 128 "Earnings Per Share," and as a result, the Company has restated weighted average shares for the prior years. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND
                                                                OPERATING DATA)
Statement of Operations Data:
  Net sales.................................  $156,966   $157,366   $227,944   $205,625   $170,863
  Cost of sales.............................   158,514    156,214    215,048    189,474    159,258
                                              --------   --------   --------   --------   --------
     Gross profit...........................    (1,548)     1,152     12,896     16,151     11,605
  Selling, general and administrative
     expenses...............................     7,276      8,142      7,349      6,774      6,458
  Provision for plant closing...............        96        611        350                   500
                                              --------   --------   --------   --------   --------
  Operating income (loss)...................    (8,920)    (7,601)     5,197      9,377      4,647
  Interest expense, net.....................     1,649        408         62        647      1,149
                                              --------   --------   --------   --------   --------
     Income (loss) before income taxes......   (10,569)    (8,009)     5,135      8,730      3,498
  Provision for (benefit from) income
     taxes..................................      (387)    (3,084)       891
                                              --------   --------   --------   --------   --------
     Net income (loss)......................  $(10,182)  $ (4,925)  $  4,244   $  8,730   $  3,498
                                              ========   ========   ========   ========   ========
     Basic earnings (loss) per share........  $  (2.03)  $  (0.99)  $   0.85
  Weighted average shares outstanding.......     5,007      4,995      4,990
Unaudited Pro Forma Data (1):
     Pro forma income taxes.................                                   $  1,805   $  1,332
     Pro forma net income (loss)............                                      6,925      2,166
     Pro forma net income per share.........                                       1.53       0.52
     Pro forma weighted average shares
       outstanding..........................                                      4,516      4,191
Operating Data:
  Number of trailers sold...................     7,934      8,595     12,276     12,010     10,190
  Sales per employee........................  $152,839   $160,251   $174,938   $155,306   $154,627
Balance Sheet Data (at end of period):
  Total assets..............................  $ 33,367   $ 45,019   $ 47,449   $ 47,516   $ 23,902
  Long-term debt, including current
     portion................................    14,935      9,876     10,315      8,755     14,413
  Total stockholders' equity (deficit)......    (4,310)     5,615     10,193      5,248    (12,312)

---------------

(1) From inception of the Company in 1987 until the Company's initial public offering in July 1994, the Company elected to be treated as an S Corporation and, accordingly, was not subject to corporate income taxes. Following the initial public offering, the Company became subject to corporate income tax. Unaudited pro forma net income has been computed as if the Company were subject to federal and state income taxes for all periods presented, based on tax laws in effect during the respective periods.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's sales are derived primarily from the sale of new truck trailers and, to a lesser extent, replacement parts and accessories, and used trailers. The Company recognizes revenue from the sale of trailers after manufacturing is complete, at which time title is transferred to the customer. Materials represent approximately 75% of cost of sales, with the remainder consisting of labor and factory overhead.

INCLUSION OF FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Letter To Our Stockholders" may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, reliance on certain customers, shortages of raw materials, labor shortages or work stoppage, dependence on industry trends, government regulations and new technologies or products. Readers should review and consider the various disclosures included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of expense items to net sales for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................  101.0     99.3     94.3
                                                              -----    -----    -----
Gross profit................................................   (1.0)     0.7      5.7
Selling, general and administrative expenses................    4.6      5.2      3.2
Provision for plant closing.................................     .1       .4      0.2
                                                              -----    -----    -----
Income (loss) from operations...............................   (5.7)    (4.9)     2.3
Interest expense, net.......................................    1.0       .2
                                                              -----    -----    -----
Income (loss) before income taxes...........................   (6.7)    (5.1)     2.3
Provision for (benefit from) income taxes...................    (.2)    (2.0)      .4
                                                              -----    -----    -----
Net income (loss)...........................................   (6.5)%   (3.1)%    1.9%
                                                              =====    =====    =====

     Net Sales

                                              YEAR ENDED DECEMBER 31,
                                           ------------------------------
                                             1997       1996       1995
                                           --------   --------   --------
                                             (IN THOUSANDS OF DOLLARS,
                                              EXCEPT PERCENTAGE DATA)
Net sales................................  $156,966   $157,366   $227,944
Percentage increase (decrease) in sales
  from
prior period.............................       (.2)%    (31.0)%     10.9%

     Net sales for 1997 decreased $400,000 to $157 million for 1997 as compared to $157.4 million for 1996. The Company was able to maintain sales revenue at relatively the same level between years even though the number of new trailers sold between years decreased 8%, because of the increase in used trailers sales. New trailer sales for 1997 were $136.7 million compared to $148.6 million for 1996, an 8% decrease. The decrease in new trailer sales primarily occurred in the first nine months of 1997 while the fourth quarter sales between years remained the same. Used trailer sales were $15.7 million for 1997 compared to $3 million for 1996. The increase in used trailer sales was due to the increased level of used trailers being taken in as trades on new trailer orders accepted at the end of 1996. Current market conditions appear to have reduced the necessity to accept used trailers on trade as a condition to the awarding of new trailer sales contracts.

     Net sales for 1996 decreased 31.0% to $157.4 million from $227.9 million for 1995. The 31% decrease in net sales represented a 30% decrease in the number of trailers sold. The decrease in net sales and the number of trailers sold was a direct result of the decrease in demand for trailers from customers, overcapacity in the industry and, as a result of these factors, severe pricing pressure.

     Net sales for 1995 increased 10.9% to $227.9 million from $205.6 million for 1994. The increase in 1995 net sales represented a 2.2% increase in new trailer units sold. Net sales and number of units sold were adversely affected by the labor strike and eventual shutdown of the Pennsylvania plant. The increase in net sales reflected the strong demand for the product as well as the increased manufacturing capacity resulting from the 1994 expansion of a dry freight line at the Elba, Alabama plant.

     Gross Profit

                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                               1997       1996      1995
                                              -------    ------    -------
                                               (IN THOUSANDS OF DOLLARS,
                                                EXCEPT PERCENTAGE DATA)
Gross profit................................  $(1,548)   $1,152    $12,896
As a percentage of net sales................     (1.0)%     0.7%       5.7%

     Gross profit as a percentage of net sales, or gross margin, decreased to (1.0%) in 1997, from .7% for 1996 and gross profit decreased to ($1.5) million from $1.2 million for 1996. The negative gross profit was primarily due to the following: heavy mix of low margin fleet orders completed in the first nine months of the year, losses on used trailers of $3.3 million, and an increase of approximately $400,000 in wood floor prices in the first half of the year which the Company was not able to pass on to its customers. The Company returned to a positive gross profit in the third quarter of 1997 and recorded its highest quarterly gross profit margin in eight straight quarters in the fourth quarter of 1997 at $2.3 million. Current order intake is priced at somewhat better margins, as the industry is experiencing improved demand and more stable component prices.

     Gross margin decreased to 0.7% in 1996, from 5.7% in 1995, and gross profit decreased to $1.2 million in 1996. The decrease was largely due to the factors affecting the decrease in net sales including substantially lower volume of trailers sold and depressed selling prices resulting from very weak market demand on excess production capacity in the industry. Also contributing to the decrease was significant start-up costs at the Company's new flatbed facility in Cartersville, Georgia.

     Gross margin decreased to 5.7% in 1995 from 7.9% in 1994, and gross profit decreased 20.2% to $12.9 million in 1995. This was largely due to the production inefficiencies caused by the use of temporary workers to replace certain striking union employees at the now closed Pennsylvania plant and raw material shortages.

  Selling, General and Administrative Expenses

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996      1995
                                                    ------    ------    ------
                                                    (IN THOUSANDS OF DOLLARS,
                                                     EXCEPT PERCENTAGE DATA)
Selling, general and administrative expenses......  $7,276    $8,142    $7,349
As a percentage of net sales......................     4.6%      5.2%      3.2%

     Selling, general and administrative ("S, G & A") expenses decreased $866,000 to $7.3 million for 1997 from $8.1 million for 1996. S, G & A expenses decreased between years primarily from a reduction in professional fees and an overall reduction in S, G & A expenses as a result of management's plan of cost reduction. S, G & A as a percentage of sales decreased to 4.6% in 1997 from 5.2% for 1996.

     S, G & A expenses increased 10.8% to $8.1 million for 1996 from $7.3 million for 1995. The increase in expenses was primarily due to professional fees on certain matters. S, G & A, as a percentage of net sales, increased from 3.2% in 1995 to 5.2% in 1996; this increase was due primarily to the decrease in net sales.

     S, G & A expenses for 1995 increased 8.5% to $7.3 million from $6.8 million for 1994, but declined as a percentage of net sales to 3.2% from 3.3%. The reduction in S, G & A expenses as a percentage of net sales in 1995 was due to efficiencies gained through increased sales volume and the effects of the Company's cost containment efforts.

  Provision for Plant Closing

     The Company's provision for plant closing decreased by $515,000 to $96,000 for 1997 as compared to $611,000 for 1996. The provision for plant closing includes costs related to the closing of the Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995.

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

     The Company believes it has accrued adequate carrying costs for the period it expects to hold the Pennsylvania and Wisconsin facilities, this period may be extended due to the uncertainty involved in the environmental remediation. See "Business -- Environmental Matters."

  Interest Expense, Net

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                         1997      1996     1995
                                                        -------    -----    -----
                                                        (IN THOUSANDS OF DOLLARS,
                                                         EXCEPT PERCENTAGE DATA)
Interest expense, net.................................  $1,649     $408      $62
As a percentage of net sales..........................     1.0%     0.2%       *

---------------

* Represents less than 0.1%.

     Net interest expense increased $1.2 million to $1.6 million for 1997 as compared to $408,000 for 1996. The increase in interest expense is due to the use of the long-term revolving line of credit in 1997 and the write-off of $300,000 in unamortized financing costs associated with replacing the Company's previous line of credit, partially offset by $400,000 in interest income received upon renegotiation of the Company's retail financing agreement ( See
Note 9).

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

PROVISION FOR (BENEFIT FROM) INCOME TAXES AND NET INCOME (LOSS)

     The Company reported a net loss of $10.2 million, or $2.03 loss per share, for 1997 as compared to a net loss of $4.9 million, or $.99 loss per share, for 1996. After eight straight quarters of losses, the Company returned to profitability in the fourth quarter of 1997. The Company recorded a benefit from income taxes of $387,000 for 1997 resulting in an effective income tax rate of 3.7% compared to a benefit from income taxes of $3.1 million for 1996 resulting in an effective income tax rate of 38.5%. The lower effective tax rate is due to the fact that the Company recorded a $3.4 million valuation reserve for certain income tax benefits which the Company may ultimately use to offset against future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1997 were $8,000 as compared to $101,000 at December 31, 1996.

     Net cash used in operating activities was $5.1 million for 1997 and $4.3 million for 1996 as compared to net cash provided by operating activities of $3.7 million for 1995. Cash used in operating activities for 1997 was primarily used to fund the Company's loss of $10.2 million and a $5.5 million decrease in accounts payable. This cash used was offset by a $7.5 million decrease in inventories, primarily used trailers; a $1.5 million decrease in accounts receivable and a $2.5 million decrease in prepaid and other current assets, primarily receipt of the tax refund from 1996. Cash used in operating activities for 1996 was primarily used to fund the increase in inventory of $1.8 million, a $2.4 million increase in income tax receivable, and operating losses of $4.9 million. The increase in inventory was due to a $3.6 million increase in used trailers which was offset by a decrease in raw materials of $1.9 million. The cash used for 1996 was primarily funded by the Company's cash and cash equivalents and an increase in accounts payable. Cash provided by operations for 1995 was primarily provided by net income.

     Net cash used in investing activities was $300,000, $2.5 million, and $15,000 for 1997, 1996 and 1995, respectively. Net cash used in investing activities for 1997 was used for capital expenditures. Net cash used in investing activities for 1996 was used to fund $1.3 million for capital expenditures and $1.1 million for the cash payment portion of the purchase of a dump trailer manufacturing operation. In July 1996, the Company purchased the operations of a dump trailer manufacturer for $1.8 million. An unsecured note payable of $577,000 was issued to the seller at a floating prime interest rate. For 1995 capital expenditures were $4.0 million of which the Company funded $2.0 million with cash. In November 1995, the Company purchased a facility in Cartersville, Georgia for $2.0 million for the manufacture of flatbed trailers. A note payable to the seller in the amount of $2.0 million was issued bearing interest at a fixed rate of 8.5%.

     Net cash provided by financing activities was $5.3 million for 1997 as compared to cash used in financing activities of $800,000 and $5.2 million for 1996 and 1995, respectively. Net cash provided in 1997 was from net advances under the Company's long-term revolving line of credit of $5.2 million which funded the net cash used in operating activities of $5.1 million in 1997. Net cash used in financing activities for 1996 was used for the scheduled repayment of long-term debt. The net cash used in 1995 was primarily used for the distribution to stockholders of $5.0 million which represented the previously taxed and undistributed earnings of the Company as a result of the termination of the Company's S Corporation election.

     On March 28, 1997 the Company entered into a $14 million five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of March 16, 1998, the Company had $4.7 million outstanding under the Financing Agreement, including $1 million outstanding under the term loan and $2.2 million in letters of credit and had $1.6 million in availability under the Financing Agreement. In August and November of 1997, the Company's $4 million term loan included as part of the Financing Agreement was revised. Prior to the revision, the term loan was to be completely amortized at August 1, 1997. With the revisions, the term loan at August 1, 1997 was $2 million with interest only for sixty days. The revised term loan is to be paid in eight installments with the final payment being on July 1, 1998. As of March 16, 1998, the Company was in compliance with the covenant requirements of the Financing Agreement. The Financing Agreement has continuous financial and operational covenants. The financial covenants are required to be measured on a quarterly basis and require specific thresholds at each quarterly reporting period.

     The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation resulted primarily from continued operating losses and an abnormally high level of used trailer inventory. This reduced cash position caused the Company to incur production downtime during the first half of 1997 which negatively affected operating results during the first half of 1997. With many customers purchasing replacement trailers only during the first quarter of 1997, the Company had to increase its acceptance of used trailers as trade-ins to obtain certain prior new trailer orders. By accepting trade-ins, cash was not received until after the subsequent sale of the used trailers. As of December 31, 1997, the Company's inventory of used trailers was $617,000 with no purchase commitments for used trailers. This level of used trailer inventory represents a $10.3 million decline in used trailer inventory and commitments from the Company's high of $10.9 million in March of 1997. During the first quarter of 1997, management decided to sell certain used trailers quickly at lower than normal pricing in order to generate sufficient cash to meet its obligations. As a result, the Company incurred losses on the sale of used trailers of $3.3 million during 1997.

     In addition to the amendment of its Financing Agreement described above, the United States Small Business Administration modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payments from $69,326 to $40,500.

     The closing of the $14 million Financing Agreement allowed the Company to improve payment conditions with its vendors and provided the liquidity necessary for a consistent production flow. However, with the losses, the Company's liquidity position continues to remain tight. Management believes that the Company can generate some additional liquidity by reducing inventories and improve margins on new trailer sales orders and actions are underway to implement its plan. No assurances can be given that the Company will be successful in these efforts.

     On February 20, 1998, the Company entered into a contract to sell its idle Griffin, Georgia plant for $475,000 to a private real estate investor. The Company expects to close this transaction within 30 days. The Company expects the net proceeds from the sale of this plant to exceed its current basis.

ACCOUNTING STANDARDS

     In June of 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income." FAS No. 130 establishes presentation and disclosure requirements and does not address recognition or measurement issues. FAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     In June of 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company believes that no significant changes to current reporting will be required by FAS No. 131, which is effective for fiscal years beginning after December 15, 1997.

     In February of 1998, the FASB issued FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. The Company believes that no significant changes to current reporting will result upon the adoption of FAS No. 132.

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

YEAR 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to identify and correct the Company's computer systems. The Year 2000 issue is the result of computer hardware and programs being designed to use two digits rather than four digits to define the applicable year. Any of the Company's hardware and programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This factor could result in major system failure or miscalculations. The Company presently believes that with modification to existing hardware and software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. Maintenance and modification costs will be expensed as incurred, while the costs of new hardware and software will be capitalized and amortized over the assets' useful lives. It is anticipated that all modifications and conversions will be completed in a timely manner which will allow for proper testing. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in Part IV, Item 14 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information under the headings "Proposal I -- Election of Directors -- Director and Director Nominee Information" and -- "Executive Officers of the Company" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held April 27, 1998.

ITEM 11 - EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the headings "Executive Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held April 27, 1998. In no event shall the information contained in the Proxy Statement under the headings "Stockholder Return Comparison" and "Report of the Compensation Committee of the Board of Directors" be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Principal Stockholders of the Company" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held April 27, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the headings "Proposal I -- Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "-- Certain Transactions" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held April 27, 1998. Additionally, see Note 12 of the Notes to Financial Statements for related party transactions.

                                    PART IV

ITEM 14 - FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) 1. Financial Statements

     The following financial statements of Dorsey Trailers, Inc., incorporated by reference into Item 8, are attached hereto:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Accountants...........................    F-1
Balance Sheets as of December 31, 1997 and 1996.............    F-2
Statements of Operations for the years ended December 31,
  1997, 1996 and 1995.......................................    F-3
Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 1997, 1996 and 1995..........    F-4
Statements of Cash Flows for the years ended December 31,
  1997, 1996 and 1995.......................................    F-5
Notes to Financial Statements...............................    F-6
2. Financial Statement Schedules............................   F-19
  All other schedules have been omitted because the
     schedules are either inapplicable or the information
     required is included in the financial statements or
     notes thereto.
3. Exhibits.................................................   F-20

(b) Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the quarter-ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 1998.

                                         DORSEY TRAILERS, INC.

                                         By:     /s/ MARILYN R. MARKS
                                          --------------------------------------
                                                     Marilyn R. Marks
                                                 Chief Executive Officer
                                          and Chairman of the Board of Directors

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 16, 1998.

                       SIGNATURE                                              TITLE
                       ---------                                              -----

                  /s/ MARILYN R. MARKS                    Chief Executive Officer and Chairman of the
--------------------------------------------------------    Board of Directors
                    Marilyn R. Marks

                 /s/ JAMES E. CLEMENTS                    Vice President -- Finance (Principal Financial
--------------------------------------------------------    and Accounting Officer)
                   James E. Clements

                  /s/ ERNEST H. LORCH                     Director
--------------------------------------------------------
                    Ernest H. Lorch

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

                   /s/ J. HOYLE RYMER                     Director
--------------------------------------------------------
                     J. Hoyle Rymer

                  /s/ NEIL A. SPRINGER                    Director
--------------------------------------------------------
                    Neil A. Springer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dorsey Trailers, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 14 present fairly, in all material respects, the financial position of Dorsey Trailers, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Atlanta, Georgia
January 28, 1998

                             DORSEY TRAILERS, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1997         1996
                                                              -------      -------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $     8      $   101
  Accounts receivable, less allowance for doubtful accounts
     of $129 and $168.......................................    6,811        8,296
  Inventories...............................................   11,479       19,002
  Prepaid expenses and other assets.........................      540        2,990
                                                              -------      -------
          Total current assets..............................   18,838       30,389
Property, plant and equipment, net..........................    8,447        9,681
Deferred income taxes.......................................    4,179        3,953
Other assets................................................    1,903          996
                                                              -------      -------
          Total assets......................................  $33,367      $45,019
                                                              =======      =======
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.........................  $   350      $   705
  Accounts payable..........................................   12,638       18,126
  Accrued wages and employee benefits.......................    4,348        4,403
  Accrued expenses..........................................    3,156        4,299
                                                              -------      -------
          Total current liabilities.........................   20,492       27,533
Long-term revolving line of credit..........................    5,571
Long-term debt..............................................    9,014        9,171
Accrued pension liability...................................    1,600        1,600
Accrued warranty............................................    1,000        1,100
                                                              -------      -------
          Total liabilities.................................   37,677       39,404
                                                              -------      -------
Stockholders' equity (deficit)
  Preferred stock, $.01 par value, 500,000 shares
     authorized; none issued or outstanding.................
  Common stock, $.01 par value, 30,000,000 shares
     authorized; 5,013,422 and 4,997,422 shares issued and
     outstanding............................................       50           49
  Additional paid-in capital................................    2,595        2,339
  Retained earnings (deficit)...............................   (6,878)       3,304
  Unrecognized pension liability............................      (77)         (77)
                                                              -------      -------
          Total stockholders' equity (deficit)..............   (4,310)       5,615
Commitments and contingencies (Note 9)......................       --           --
                                                              -------      -------
          Total liabilities and stockholders' equity
           (deficit)........................................  $33,367      $45,019
                                                              =======      =======

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Net sales.................................................    $156,966    $157,366    $227,944
Cost of sales.............................................     158,514     156,214     215,048
                                                              --------    --------    --------
  Gross profit............................................      (1,548)      1,152      12,896
Selling, general and administrative expenses..............       7,276       8,142       7,349
Provision for plant closing...............................          96         611         350
                                                              --------    --------    --------
Income (loss) from operations.............................      (8,920)     (7,601)      5,197
Interest expense, net.....................................       1,649         408          62
                                                              --------    --------    --------
  Income (loss) before income taxes.......................     (10,569)     (8,009)      5,135
Provision for (benefit from) income taxes.................        (387)     (3,084)        891
                                                              --------    --------    --------
  Net income (loss).......................................     (10,182)     (4,925)   $  4,244
                                                              ========    ========    ========
  Basic earnings (loss) per share.........................    $  (2.03)   $  (0.99)   $   0.85
                                                              ========    ========    ========
Weighted average number of common and common share
  equivalents.............................................       5,007       4,995       4,990
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                RETAINED
                                    COMMON STOCK      ADDITIONAL    COMMON      EARNINGS     UNRECOGNIZED
                                 ------------------    PAID-IN      STOCK     (ACCUMULATED     PENSION
                                  SHARES     AMOUNT    CAPITAL     WARRANTS     DEFICIT)      LIABILITY      TOTAL
                                 ---------   ------   ----------   --------   ------------   ------------   -------
Balance, December 31, 1994.....  5,001,728    $50       $1,265       $ 93       $  3,985        $(145)      $ 5,248
Net income.....................                                                    4,244                      4,244
Reversal of accrued
  distribution to
  stockholders.................                            409                                                  409
Exercise of options............                             93        (93)
Record unrecognized tax benefit
  of stock option
  compensation.................                            296                                                  296
Capital contribution of stock
  by stockholder and
  cancellation by Company......    (14,989)    (1)           1
Issuance of common stock to
  non-employee directors.......      2,115                  22                                                   22
Record unrecognized pension
  liability....................                                                                   (26)          (26)
                                 ---------    ---       ------       ----       --------        -----       -------
Balance, December 31, 1995.....  4,988,854     49        2,086                     8,229         (171)       10,193
Net loss.......................                                                   (4,925)                    (4,925)
Record unrecognized tax benefit
  of stock option
  compensation.................                            223                                                  223
Issuance of common stock to
  nonemployee directors........      8,568                  30                                                   30
Record unrecognized pension
  liability....................                                                                    94            94
                                 ---------    ---       ------       ----       --------        -----       -------
Balance, December 31, 1996.....  4,997,422     49        2,339                     3,304          (77)        5,615
Net loss.......................                                                  (10,182)                   (10,182)
Record unrecognized tax benefit
  of stock option
  compensation.................                            226                                                  226
Issuance of common stock to
  nonemployee directors........     16,000      1           30                                                   31
                                 ---------    ---       ------       ----       --------        -----       -------
Balance, December 31, 1997.....  5,013,422    $50       $2,595       $ --       $ (6,878)       $ (77)      $(4,310)
                                 =========    ===       ======       ====       ========        =====       =======

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997       1996      1995
                                                              ---------   -------   -------
Cash flows from operating activities
  Net income (loss).........................................  $ (10,182)  $(4,925)  $ 4,244
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities
     Depreciation and amortization..........................      1,782     1,440     1,179
     Issuance of common stock to non-employee directors.....         31        30        22
     Change in assets and liabilities.......................
       Decrease in accounts receivable......................      1,485     1,098       457
       (Increase) decrease in inventories...................      7,523    (1,771)    1,034
       Decrease (increase) in prepaid expenses and other
          current assets....................................      2,450    (2,327)     (583)
       (Decrease) increase in accounts payable..............     (5,488)    2,558    (2,169)
       (Decrease) increase in accrued wages and employee
          benefits..........................................        (55)     (449)      585
       (Decrease) increase in accrued expenses..............     (1,143)      630       605
       (Increase) decrease in other assets..................     (1,155)        1       281
       Increase in deferred income taxes....................       (226)     (593)   (1,778)
       Decrease in other liabilities........................       (100)               (198)
                                                              ---------   -------   -------
          Net cash (used in) provided by operating
            activities......................................     (5,078)   (4,308)    3,679
                                                              ---------   -------   -------
Cash flows from investing activities
  Purchase of business assets...............................               (1,198)
  Capital expenditures......................................       (300)   (1,338)   (2,015)
  Redeem certificates of deposit............................                          2,000
                                                              ---------   -------   -------
          Net cash used in investing activities.............       (300)   (2,536)      (15)
                                                              ---------   -------   -------
Cash flows from financing activities
  Advances on long-term revolving line of credit............    130,852
  Payments on long-term revolving line of credit............   (125,281)
  Payments of long-term debt................................       (512)   (1,016)     (490)
  Tax benefit from exercise of stock options................        226       223       296
  Distribution to stockholders..............................                         (5,029)
                                                              ---------   -------   -------
          Net cash (used in) provided by financing
            activities......................................      5,285      (793)   (5,223)
                                                              ---------   -------   -------
Decrease in cash and cash equivalents.......................        (93)   (7,637)   (1,559)
Cash and cash equivalents at beginning of year..............        101     7,738     9,297
                                                              ---------   -------   -------
Cash and cash equivalents at end of year....................  $       8   $   101   $ 7,738
                                                              =========   =======   =======
Supplemental disclosures of cash flow information
  Cash paid during the year for interest....................  $   1,600   $   384   $   431
                                                              =========   =======   =======
  Cash paid during the year for income taxes................              $    36   $ 2,686
                                                                          =======   =======
Disclosure of non-cash investing and financing activities
  Issuance of note payable for acquisition of property......              $   577   $ 2,050
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

                             DORSEY TRAILERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company designs, manufactures and markets truck trailers. Significant accounting policies followed by the Company are summarized below:

INITIAL PUBLIC OFFERING

     On July 28, 1994, the Company sold 1,400,000 shares of common stock in an initial public offering (the "Offering") and selling stockholders sold 670,000 shares including the over-allotment option of shares. The net proceeds received by the Company were $16.2 million and were used to reduce debt, repurchase stock options from a director, fund capital expenditures and fund a distribution to the S Corporation stockholders (see Note 7).

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     The Company recognizes revenue from the sale of trailers when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title to trailers prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailers have been completed and are available for pick-up or delivery, and the customer has requested the Company to hold the trailers until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailers, invoice them under normal billing and credit terms, and hold them for a short period of time as is customary in the industry, until pick-up or delivery. Trailers are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

     For the year ended 1997, sales to United Parcel Services were $21.3 million, which exceeded 10% of the Company's total sales. For the year ended 1996, sales to U.S. Xpress exceeded 10% of the Company's total sales. For 1995, no one customer represented greater than 10% of total sales of the Company. The Company markets its products directly to national accounts and through a nationwide network of dealers into all of the major segments of the trucking industry. The diverse customer base reduces the risk of concentration in any market segment or geographical area. Although the Company is affected by the credit worthiness of its customers, management does not believe significant credit risk exists at December 31, 1997. The Company generally does not require collateral or maintain reserves for potential credit losses.

INVENTORIES

     Inventories are stated primarily at the lower of first-in, first-out (FIFO) cost or market values. Used trailers are carried at the lower of their estimated net realizable value or cost.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated lives of the assets ranging from three to twenty years. Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

                             DORSEY TRAILERS, INC.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

     The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period in accordance with Statement of Financial Accounting Standards ("FAS") No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions".

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rate in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and income tax basis of assets and liabilities. A valuation reserve is recorded when it is more likely than not that all or a portion of all deferred tax assets may not be realized.

ACCRUED WARRANTY

     The Company provides a limited five-year warranty against defects in material and workmanship on van trailers and platform trailers. The Company provides a similar two-year warranty on dump trailers. The Company provides for warranty costs at the time of sale based on experience and management's judgment. The portion of the warranty reserve expected to be paid beyond one year is classified as noncurrent in the accompanying financial statements.

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

     Goodwill was $922,000 at December 31, 1997 net of accumulated amortization of $103,000. Goodwill was $991,000 at December 31, 1996 net of accumulated amortization of $34,000. There was no goodwill in 1995.

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

EARNINGS PER SHARE ("EPS")

     In December of 1997, the Company adopted the requirements of FAS No. 128 "Earnings Per Share," which replaced primary and fully diluted EPS with basic and diluted EPS, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the

                             DORSEY TRAILERS, INC.

period. Diluted EPS includes the effect of all potentially dilutive stock options outstanding during the year. Common stock equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method.

     In 1997 and 1996, potentially dilutive securities not included in the calculation of basic earnings per share and dilutive earnings per share consisted of options to purchase shares of the Company's common stock of 187,000 and 30,000, respectively. These options were not included due to the Company reporting a net loss for both periods.

     Prior earnings per share amounts have been restated to conform to requirements of the new accounting standard effective at year-end 1997.

2. INVENTORIES

     Inventories are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Raw materials...............................................  $ 7,781    $ 8,376
Work-in-process.............................................    2,760      5,833
Finished trailers...........................................      321        981
Used trailers...............................................      617      3,812
                                                              -------    -------
                                                              $11,479    $19,002
                                                              =======    =======

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Land........................................................  $   688    $   688
Building....................................................    6,270      6,270
Equipment...................................................   10,816     10,516
                                                              -------    -------
                                                               17,774     17,474
Less -- Accumulated depreciation............................    9,327      7,793
                                                              -------    -------
                                                              $ 8,447    $ 9,681
                                                              =======    =======

     Property, plant and equipment include land and buildings held for sale as idle facilities of $706,000 and $760,000 in Northumberland, Pennsylvania (see
Note 10), and $186,000 and $280,000 in Edgerton, Wisconsin at December 31, 1997 and 1996, respectively. The assets are recorded at net book value which management believes is less than net realizable value.

4. REVOLVING LINE OF CREDIT

     On March 28, 1997, the Company entered into a $14 million, five year line of credit ("Financing Agreement"), including a $4 million term loan which was to amortize evenly over the next four months and a letter of credit facility of up to $3 million, with an asset-based lender. In August and November of 1997, the Company's term loan was revised. Prior to the revision the term loan was to be completely amortized at August 1, 1997. With the revisions, the term loan at August 1, 1997 was $2 million with interest only for sixty days. The revised term loan is to be paid in eight installments with the final payment being on July 1, 1998. This Financing Agreement replaced

                             DORSEY TRAILERS, INC.

a $10 million revolving credit agreement the Company had with a financial institution. The Company had no borrowings outstanding under this facility at December 31, 1996, although $2.0 million in letters of credit were outstanding under this facility.

     In connection with the closing of the $14 million Financing Agreement, the Company incurred cost of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2% with interest payable monthly. At December 31, 1997, the interest rate was 10.50% for the Financing Agreement and the interest rate is prime plus 2% until April 30, 1998 and prime plus 3% beginning May 1, 1998 for the term loan. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay a monthly servicing fee of $5,000 and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30% of eligible raw materials, 40% of eligible used trailers, and 60% of eligible finished goods less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of December 31, 1997, the Company had $5.6 million outstanding under the Financing Agreement, including $1.5 million outstanding under the term loan, and $2.2 million in letters of credit. The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of December 31, 1997, the Company was in compliance with the covenants of the Financing Agreement.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Note payable to Small Business Administration bearing
  interest at 4%, payable in equal monthly principal and
  interest installments of $40,500, secured by substantially all of the Company's assets (subordinated to all other
  notes payable). Due 2020..................................  $6,984    $7,296
Note payable bearing interest at 8.5%, payable in quarterly
  principal and interest installments of $89,250, due 2005,
  secured by property, plant and equipment..................   1,950     2,050
Note payable bearing interest at the prime rate, payable in
  monthly principal and interest installments of $11,779,
  due 2001, unsecured.......................................     430       530
                                                              ------    ------
                                                               9,364     9,876
Less -- Current portion of long-term debt...................     350       705
                                                              ------    ------
                                                              $9,014    $9,171
                                                              ======    ======

     In August of 1997, the SBA modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payment from $69,326 to $40,500.

     In addition to the monthly principal and interest installments to the Small Business Administration, the Company is required to make supplemental annual payments equal to 50% of the Company's net operating income, as defined in the agreement, in excess of $3,000,000. For the years ended December 31, 1997 and 1996, no supplemental payment was required.

                             DORSEY TRAILERS, INC.

     As of December 31, 1997, aggregate principal maturities of long-term debt are as follows (in thousands of dollars):

                        YEAR ENDING
                        DECEMBER 31,
------------------------------------------------------------
  1998......................................................  $  350
  1999......................................................     542
  2000......................................................     582
  2001......................................................     564
  2002......................................................     514
  Thereafter................................................   6,812
                                                              ------
                                                              $9,364
                                                              ======

6. RETIREMENT AND EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a noncontributory defined-benefit retirement plan covering certain salaried employees and two noncontributory defined-benefit plans covering certain former hourly employees who have met certain plan eligibility provisions. Benefits under the hourly employees' plans are based on years of service while benefits under the salaried employees' plan are based on years of service and the employee's compensation during the five consecutive calendar years prior to retirement. The Company makes contributions as required to maintain the plans on an actuarially sound basis.

     The following tables summarize the plans' funded status and amounts recognized in the Company's financial statements:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997            1996
                                                              ----------      ----------
                                                              (IN THOUSANDS OF DOLLARS)
Actuarial present value of accumulated benefit obligation:
  Vested....................................................   $ 5,954         $ 5,525
  Nonvested.................................................        91             120
                                                               -------         -------
                                                               $ 6,045         $ 5,645
                                                               =======         =======
Projected benefit obligation for services rendered to
  date......................................................   $ 6,663         $ 6,279
Plan assets, primarily common stock and bond funds, at fair
  value.....................................................     5,450           4,663
                                                               -------         -------
Excess of projected benefit obligation over plan assets.....    (1,213)         (1,616)
Unrecognized prior service cost.............................       106             120
Unrecognized net gain including actual gains and losses not
  yet reflected in market-related asset value...............      (777)           (442)
                                                               -------         -------
Accrued pension cost included in the accompanying balance
  sheet ($284,000 and $411,000 classified as current at
  December 31, 1997 and 1996)...............................   $(1,884)        $(1,938)
                                                               =======         =======

     For financial reporting purposes, a pension plan is considered underfunded when the fair value of the plan assets is less than the accumulated benefit obligation. The difference between the underfunded liability of the pension plan and the accrued pension costs is recorded net of deferred taxes as a reduction to stockholders equity. As of December 31, 1997 and 1996, the difference was $126,000 with a reduction to stockholders' equity of $77,000.

                             DORSEY TRAILERS, INC.

     Net pension cost included the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
                                                              (IN THOUSANDS OF DOLLARS)
Costs related to services provided by employees.............  $ 200     $ 254     $ 233
Interest cost on projected benefit obligations..............    461       458       445
Actual return on plan assets................................   (788)     (540)     (614)
Net amortization and deferral...............................    394       229       366
                                                              -----     -----     -----
          Net pension cost..................................  $ 267     $ 401     $ 430
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

     The assumptions used in accounting for the pension plans, where applicable, are as follows:

                                                              1997    1996    1995
                                                              ----    ----    ----
Discount rate...............................................  7.25%   7.25%   7.00%
Rate of increase in compensation levels.....................  4.00%   4.00%   4.00%
Expected long-term rate of return on assets.................  8.50%   8.50%   8.50%

     For the years ended December 31, 1997, 1996 and 1995, the Company contributed $416,000, $409,000 and $492,000, respectively, to a multi-employer retirement plan sponsored by the I.A.M. National Pension Fund covering the Elba, Alabama facility's hourly employees.

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

     The following tables summarize the plan's obligation and amounts recognized in the Company's financial statements:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $  33     $  65
  Fully eligible active participants........................     43        37
  Other active participants.................................    261       349
                                                              -----     -----
                                                                337       451
Unrecognized transition obligation..........................   (275)     (293)
Unrecognized net gain (loss)................................     55       (29)
                                                              -----     -----
  Accrued postretirement benefit cost.......................  $ 117     $ 129
                                                              =====     =====

                             DORSEY TRAILERS, INC.

     Net postretirement benefit cost included the following components:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1997   1996   1995
                                                              ----   ----   ----
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Costs related to services provided by employees.............  $20    $31    $ 13
Interest cost on accumulated postretirement benefit
  obligation................................................   27     33      24
Amortization of transition obligation.......................   18     18      18
Amortization of unrecognized net gain.......................   (2)           (16)
                                                              ---    ---    ----
                                                              $63    $82    $ 39
                                                              ===    ===    ====

     The discount rate used in determining the accumulated benefit obligation was 7.25% in 1997 and 1996, and 7.0% in 1995. The accrued medical trend rate used in 1997 was 8%, in 1996 was 9%, and in 1995 was 10%, decreasing 1% per year until the ultimate rate of 5% is reached.

     If the medical trend rate assumptions were increased by 1%, the accumulated benefit obligation as of December 31, 1997 would be increased by approximately $75,000. The effect of this change on the service and interest components of net periodic postretirement benefit cost for the year would be an increase of approximately $9,000.

SUPPLEMENTAL RETIREMENT PLAN

     The Company also maintains a 401(k) supplemental retirement plan for salaried employees. The Company, at the discretion of the Board of Directors, may match up to one-half of an employee's contributions of up to ten percent of gross salary. The Company made no accrual for matching contributions to the plan in 1997 and 1996 and accrued $139,000 for matching contributions in 1995.

     Effective January 1, 1997, the Company established the "Dorsey Trailers, Inc. Hourly Employee Savings Incentive Plan" which is a 401(k) retirement plan for hourly employees not covered by the union contract. The Company, at the discretion of the Board of Directors, may match up to one-half of an employee's contributions of up to ten percent of gross salary. The Company made no accrual for matching contributions to the plan in 1997.

7. INCOME TAXES

     The components of the provision for (benefit from) income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997     1996      1995
                                                              -----   -------   -------
                                                              (IN THOUSANDS OF DOLLARS)
Current
  Federal...................................................  $(387)  $(2,774)  $ 2,408
  State.....................................................              (45)      314
                                                              -----   -------   -------
                                                               (387)   (2,819)    2,722
                                                              -----   -------   -------
Deferred
  Federal...................................................                     (1,533)
  State.....................................................             (265)     (298)
                                                              -----   -------   -------
                                                                         (265)   (1,831)
                                                              -----   -------   -------
                                                              $(387)  $(3,084)  $   891
                                                              =====   =======   =======

                             DORSEY TRAILERS, INC.

     The Company's provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes of $(10,569,000), $(8,009,000) and $5,135,000 for the years ended December 31, 1997, 1996 and 1995 as a result of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
Tax at federal statutory rate...............................  $(3,593)   $(2,723)   $ 1,746
State income taxes, net of federal benefit..................     (403)      (317)       203
Increase (decrease) in valuation reserve....................    3,448                (1,086)
Tax exempt interest income..................................                 (48)       (81)
Other.......................................................      161          4        109
                                                              -------    -------    -------
                                                              $  (387)   $(3,084)   $   891
                                                              =======    =======    =======

     Deferred income taxes were recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Deferred assets
  Employee benefits.........................................  $ 1,214    $1,351
  Pension benefit...........................................      790       953
  Accrued warranty..........................................      781       814
  Provision for plant closing...............................      151       213
  Net operating loss carryforward...........................    4,462       265
  Other.....................................................      322       481
                                                              -------    ------
                                                                7,720     4,077
                                                              =======    ======
Deferred liabilities
  Depreciation..............................................      (93)     (124)
                                                              -------    ------
                                                                  (93)     (124)
Valuation reserve...........................................   (3,448)
                                                              -------    ------
                                                              $ 4,179    $3,953
                                                              =======    ======

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

                             DORSEY TRAILERS, INC.

     On January 12, 1993, the Company's majority stockholder borrowed $400,000 from an investor and purchased the warrant from WCC at $0.256 per share. Simultaneously, the warrant was exchanged by the majority stockholder for 1,560,672 shares of the Company's common stock. As consideration of the majority stockholder's loan from the investor, the investor held the common shares as security for repayment of the loan and released the shares as note payments were made. In addition, the investor was granted an option to purchase 585,252 shares of the Company's common stock for $0.017 per share through January 12, 2013. In 1994, a portion of these options were repurchased and then canceled by the Company with some of the net proceeds of the Offering. During 1995, the investor exercised the remaining options to purchase 375,179 shares of the Company's common stock. In conjunction with the exercising of the options, the majority stockholder contributed 14,989 shares of common stock to the Company, which were immediately canceled by the Company.

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

                             DORSEY TRAILERS, INC.

     A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                         1997                          1996
                                              ---------------------------   ---------------------------
                                                         WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                               SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                              --------   ----------------   --------   ----------------
Majority Stockholder Plan
Outstanding at beginning of year............   592,149        $0.273         738,389        $0.273
  Exercised.................................  (232,124)        0.235        (146,240)        0.275
  Forfeited/canceled........................   (35,809)        0.320
                                              --------                      --------
Outstanding at end of year..................   324,216         0.290         592,149         0.268
                                              ========                      ========
Available for grant at end of year..........    41,690                         5,881
Options exercisable at year-end.............   324,216                       592,149

                                                          1997                          1996
                                               ---------------------------   --------------------------
                                                          WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                                SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                               --------   ----------------   -------   ----------------
Long-Term Incentive Plan
Outstanding at beginning of year.............   110,000        $5.59          75,000        $ 7.54
  Granted....................................   217,000         2.85          60,000          5.59
  Forfeited/canceled.........................  (126,667)        4.52         (25,000)        11.25
                                               --------                      -------
Outstanding at end of year...................   200,333         3.30         110,000          5.59
                                               ========                      =======
Available for grant at end of year...........    49,667                      140,000
Options exercisable at year-end..............    23,333                       16,667
Weighted-average fair value of options
  granted during the year....................                  $0.85                        $ 1.66

     The following table summarizes information about stock options outstanding at December 31, 1997 and 1996:

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          -----------------------------------------------   ----------------------------
                                                           WEIGHTED-
                                            NUMBER          AVERAGE                           NUMBER
                                          OUTSTANDING      REMAINING         WEIGHTED-      EXERCISABLE     WEIGHTED-
                RANGE OF                      AT        CONTRACTUAL LIFE      AVERAGE           AT           AVERAGE
            EXERCISE PRICES                12/31/97         (YEARS)        EXERCISE PRICE    12/31/97     EXERCISE PRICE
            ---------------               -----------   ----------------   --------------   -----------   --------------
Majority Stockholder Plan
  $0.053 - $0.32........................    324,216           4.35             $ 0.29         324,216         $ 0.29
Long-term Incentive Plan
  $1.75 - $5.625........................    200,333           9.53             $ 3.30          23,333         $ 5.57

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          -----------------------------------------------   ----------------------------
                                                           WEIGHTED-
                                            NUMBER          AVERAGE                           NUMBER
                                          OUTSTANDING      REMAINING         WEIGHTED-      EXERCISABLE     WEIGHTED-
                RANGE OF                      AT        CONTRACTUAL LIFE      AVERAGE           AT           AVERAGE
            EXERCISE PRICES                12/31/96         (YEARS)        EXERCISE PRICE    12/31/96     EXERCISE PRICE
            ---------------               -----------   ----------------   --------------   -----------   --------------
Majority Stockholder Plan
  $0.053 - $0.32........................    592,149           5.35             $0.268         592,149         $0.268
Long-term Incentive Plan
  $5.44 - $5.75.........................    110,000           9.50             $ 5.59          16,667         $ 5.75

                             DORSEY TRAILERS, INC.

     The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of FAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Long-term Incentive Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under this plan consistent with the methodology prescribed by FAS 123, the Company's net income
(loss) and basic earnings (loss) per share would be reduced to the unaudited pro forma amounts indicated below.

                                                                        1997      1996      1995
                                                                      --------   -------   ------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
Net income (loss)....................................  As reported    $(10,182)  $(4,925)  $4,244
                                                       Pro forma       (10,309)   (4,989)   4,210
Basic earnings (loss) per share......................  As reported       (2.03)    (0.99)    0.85
                                                       Pro forma         (2.06)    (1.01)    0.85

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively, expected volatility of 25%, 47% and 53%; and risk-free interest rates of 6.0%, 5.50% and 5.55%. An expected option term of 6 years for all periods was developed based on historical grant information.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NON-EMPLOYEE DIRECTORS' STOCK PLAN

     The Board of Directors adopted the 1994 Stock Plan for Non-Employee Directors. Pursuant to the Directors' Plan, each director (other than employees, former employees or immediate family members of current or former employees) automatically will receive on the day following each annual meeting of stockholders a grant of shares of common stock with a fair market value of $7,500 on the date of issuance. During 1997, 1996 and 1995, 16,000, 8,568 and
2,115 shares, respectively, were issued to eligible directors.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases office facilities and certain equipment under noncancelable lease agreements which expire at various times through 2004. Minimum annual rentals under these agreements at December 31, 1997 are summarized as follows (in thousands of dollars):

                        YEAR ENDING
                        DECEMBER 31,
------------------------------------------------------------
  1998......................................................  $  414
  1999......................................................     381
  2000......................................................     346
  2001......................................................     326
2002 and thereafter.........................................   1,142
                                                              ------
                                                              $2,609
                                                              ======

     Rent expense under these and other lease agreements approximated $465,000, $289,000, and $209,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                             DORSEY TRAILERS, INC.

WORKERS' COMPENSATION INSURANCE AND LETTERS OF CREDIT

     The Company is self-insured for workers' compensation claims up to $350,000 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $2.2 million under its Financing Agreement (See Note 4). The accompanying financial statements include an insurance accrual based upon third party administrator's and management's evaluations of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of December 31, 1997, arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

CUSTOMER FINANCING

     Effective December 31, 1997 the Company terminated its retail agreement with a finance company that provides wholesale floor plans for certain Dorsey dealers and which also provides retail financing to end users for some trailers sold through such dealers, where the Company was contingently liable under repurchase agreements with the finance company.

     The Company signed a new retail agreement with the finance company which does not require that the Company be contingently liable under repurchase agreements.

LITIGATION

     In December 1997, an Administrative Law Judge of the National Labor Relations Board ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility (See Note 10), reinstate striking employees and compensate effected employees for any loss of earnings. The Company has appealed this decision, a procedure that could take up to several years. No part of this order will take effect during the appeal process. Management intends to vigorously defend against this order and believes that the Company will prevail in the appeal process.

     In November 1997, a declaratory judgment action was filed by an insurance company as to coverage of a previously paid claim by that insurance company in the settlement of product liability litigation. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position or results of operations.

     In April, 1995, a class action lawsuit alleging racial discrimination was filed against the Company, and in the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management believes such litigation is without merit and intends to contest the suits vigorously. Management believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources (WDNR) conducted an environmental inspection that identified certain environmental response requirements. The Company and certain prior owners of the Edgerton plant are cooperating in conducting remediation at the plant site and in joining with other potentially responsible parties in addressing the landfill site. The Company has established reserves that it believes to be adequate to address its environmental liabilities associated with these matters.

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

11. BUSINESS COMBINATIONS

     In July 1996, the Company acquired certain assets of a Dillon, South Carolina based dump trailer manufacturer. The acquisition was accounted for under the purchase method. As such, the results of operations of the acquired company are included in the Company's financial statements for the period subsequent to its acquisition date. The aggregate purchase price was $1.8 million paid in the form of cash and note payable. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired was $1,025,000 and is being amortized to earnings on a straight-line basis over 15 years. In connection with the acquisition, the Company entered into a ten year lease agreement with the former owner for the manufacturing facility. The pro forma effect of the acquisition for the years ending December 31, 1996 and 1995 is not provided since the effect of such acquisition was not material.

12. RELATED PARTY TRANSACTIONS

     Subsequent to year-end 1996 through March 28, 1997, the Company sold used trailers at various dates, upon the approval of the Board of Directors of the Company, in the amount of approximately $4.7 million to TYM, Inc. TYM, Inc. is a corporation wholly-owned by Marilyn R. Marks, Chief Executive Officer of the Company. The Company incurred losses of approximately $819,000 on the sales to TYM, Inc. In the opinion of management, based upon actual third-party offers, the terms of the sale of these used trailers were no less favorable than terms that could have been obtained from unaffiliated parties. There were no such transactions subsequent to March 28, 1997.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has reasonably assumed that the carrying amount approximates the estimated fair value for cash and cash equivalents, accounts and other receivables, accounts payable and other accrued expenses. The estimated fair value of long-term debt instruments is based upon the current interest rate environment and remaining term to maturity. The carrying value and estimated fair value for long-term debt instruments as of December 31, 1997 and 1996 are as follows (in thousands of dollars):

                                                                    1997                    1996
                                                            ---------------------   ---------------------
                                                            CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                            --------   ----------   --------   ----------
Long-term revolving line of credit........................   $5,571      $5,571
Long-term debt............................................    9,364       7,166       9,876       8,430

     In addition, the Company has certain off-balance sheet items such as letters of credit and contingent liabilities. In the opinion of management, the estimated fair value of the fees associated with these commitments is not material to the Company.

                             DORSEY TRAILERS, INC.

                SCHEDULE VIII: VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT    CHARGED TO     ACCOUNTS      BALANCE AT
                                                  BEGINNING OF   COSTS AND      RECOVERED       END OF
DESCRIPTION                                          PERIOD       EXPENSES    (WRITTEN OFF)     PERIOD
-----------                                       ------------   ----------   -------------   ----------
                                                                (IN THOUSANDS OF DOLLARS)
Year ended December 31, 1997
  Allowance for Doubtful Accounts...............      $168          $ --          $(39)          $129
                                                      ====          ====          ====           ====
Year ended December 31, 1996
  Allowance for Doubtful Accounts...............      $250          $ --          $(82)          $168
                                                      ====          ====          ====           ====
Year ended December 31, 1995
  Allowance for Doubtful Accounts...............      $150          $ --          $100           $250
                                                      ====          ====          ====           ====

                                    PART IV

ITEM 14  EXHIBITS

EXHIBITS

     The exhibits indicated below are either incorporated by reference herein or are bound separately and accompany the copies of this report filed with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Copies of such exhibits will be furnished to any requesting stockholder of the Company upon payment of the costs of copying and transmitting the same.

EXHIBIT                                                                              SEQUENTIALLY
NUMBER                                   DESCRIPTION OF EXHIBITS                     NUMBERED PAGE
-------                                  -----------------------                     -------------
 3.1       Certificate of Incorporation of the Company.*
 3.2       Bylaws of the Company.**
 4.1       See Exhibits 3.1 and 3.2 for provisions of the Certificate of
           Incorporation and the Bylaws of the Company defining the rights of holders of Common Stock.
 4.2       Form of Common Stock certificate of the Company.**
10.1       Accounts Financing Agreement between Congress Financial Corporation and the Company, dated August 8, 1990.*
10.2       First Consolidated Amendment to Accounts Financing Amendment by and
           between the Company and Congress Financial Corporation, dated June 28,
           1993.*
10.3       Intercreditor Agreement by and between the U.S. Small Business
           Administration and Congress Financial Corporation, dated August 8,
           1990.*
10.4       First Amendment to the Intercreditor Agreement by and between the U.S.
           Small Business Administration and Congress Financial Corporation, dated
           June 28, 1993.*
10.5       Limited Guarantee and Waiver by Marilyn R. Marks dated June 28, 1993.*
10.6       Trademark Security Agreement between Congress Financial Corporation and the Company, dated June 28, 1993.*
10.7       Blocked Account Agreement by and among Citizens and Southern National
           Bank, Congress Financial Corporation and the Company, dated March 5,
           1991.*
10.8       Loan Authorization and Agreement between the U.S. Small Business
           Administration and the Company, dated May 3, 1990.*
10.9       Letter amending the Loan Authorization and Agreement between the U.S.
           Small Business Administration and the Company, dated August 6, 1990.*
10.10      Letter amending the Loan Authorization and Agreement between the U.S.
           Small Business Administration and the Company, dated May 4, 1992.*
10.11      Letter amending the Loan Authorization and Agreement between the U.S.
           Small Business Administration and the Company, dated May 18, 1994.*
10.12      Agreement between the Company and International Association of
           Machinists and Aero Space Workers, Local Lodge No. 1769, dated May 1,
           1993.*
10.13      Agreement between the Company and International Union, United
           Automobile Aerospace and Agricultural Implement Workers of America for
           and on behalf of, UAW Local 1868, dated March 4, 1992.*
10.14      Shareholder Agreement by and among Trailers Acquisition Corp. (a predecessor of the Company) and certain stockholders of the Company, dated March 16, 1987.*
10.15      First Amendment to Shareholder Agreement and Agreement with Former
           Shareholder by and among the Company, the stockholders of the Company and a former stockholder of the Company, dated April 11, 1988.*
10.16      Dorsey Trailers, Inc. Marks/Rymer Shareholders Agreement by and among the Company, Marilyn R. Marks and Hoyle Rymer, dated January 12, 1993.*

EXHIBIT                                                                              SEQUENTIALLY
NUMBER                                   DESCRIPTION OF EXHIBITS                     NUMBERED PAGE
-------                                  -----------------------                     -------------
10.17      Dorsey Trailers, Inc. Shareholder Agreement by and among the Company and certain stockholders of the Company, dated February 25, 1994.*
           EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
           10.18       Form of Stock Option Agreement by and among the Company,
                       Marilyn R. Marks and each of T. Charles Chitwood, Charles
                       W. Mudd, David A. Kemp and H. Douglas Allgood.*
           10.19       Dorsey Trailers, Inc. 1994 Loan-Term Incentive Plan.**
           10.20       Dorsey Trailers, Inc. 1994 Profit Plan.*
           10.21       Dorsey Trailers, Inc. Amended and Restated Salaried
                       Employees' Retirement Plan, effective January 1, 1989.**
           10.22       Dorsey Trailers, Inc. Amended and Restated Salaried
                       Employees' Savings Incentive Plan, effective January 1,
                       1989.*
           10.23       Dorsey Trailers, Inc. (Edgerton Wisconsin Division) Amended
                       and Restated International Union Industrial Workers of
                       America Local #786 Employees' Pension Plan, effective
                       January 1, 1989.*
           10.24       Dorsey Trailers, Inc. Northumberland, Pennsylvania Plant
                       Revised and Restated UAW Local #1868 Hourly Employees'
                       Retirement Plan, effective January 1, 1989.*
           10.25       Form of the Dorsey Trailers, Inc. 1994 Stock Plan for Non-
                       Employee Directors.**
           10.25(a)    Registration Agreements between the Company and T. Charles
                       Chitwood, Charles W. Mudd, David A. Kemp and H. Douglas
                       Allgood, respectively, dated January 1995.***
10.26      Promissory Note between the Company and Marilyn R. Marks, dated January
           12, 1993.*
10.27      Promissory Note between the Company and Marilyn R. Marks, dated June
           10, 1988.*
10.28      First Amendment to Promissory Note between the Company and Marilyn R.
           Marks, dated June 10, 1991.*
10.29      Second Amendment to Promissory Note between the Company and Marilyn R.
           Marks, dated June 6, 1994.**
10.30      Non-Negotiable Promissory Note between the Company and Marilyn R.
           Marks, dated April 14, 1994.**
10.31      Dorsey Trailers, Inc. Excess Benefit Plan, effective May 1, 1994.**
10.32      Form of Indemnity Agreement between the Company and each director and executive officer of the Company.**
10.33      Fifth Amendment to Accounts Financing Agreement by and between the
           Company and Congress Financial Corporation, dated May 3, 1994.**
10.34      Collateral Assignment of Certificate of Deposit by and between the
           Company and Congress Financial Corporation, dated May 3, 1994.**
10.35      Sixth Amendment to Accounts Financing Agreement by and between the
           Company and Congress Financial Corporation, dated November 1, 1994.***
10.36      Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank of Georgia, National Association, dated August 11,
           1995.****
10.37      Real Estate and Deed to Secure Debt by and between the Company and
           Glenn T. Taylor and Bankhead Enterprises, Inc., dated November 14,
           1995.****
10.38      First Amendment to Revolving Credit and Reimbursement Agreement by and
           between the Company and NationsBank of Georgia, National Association,
           dated June 11, 1996.*****

EXHIBIT                                                                              SEQUENTIALLY
NUMBER                                   DESCRIPTION OF EXHIBITS                     NUMBERED PAGE
-------                                  -----------------------                     -------------
10.39      Agreement between the Company and International Association of
           Machinists and Aerospace Workers, Local Lodge No. 1769, dated May 1,
           1996.******
10.40      Asset Purchase Agreement by and among Dorsey Trailers, Inc., Carolina
           Coastal Investors, Inc. and David Cottingham, dated as of July 1,
           1996.******
10.41      Loan and Security Agreement by and between Dorsey Trailers, Inc. and
           Foothill Capital Corporation dated as of March 28, 1997.*******
10.42      Amendment No. 1 dated as of April 10, 1997 to the Loan and Security
           Agreement dated as of March 28, 1997 between Foothill Capital
           Corporation and Dorsey Trailers, Inc.*******
10.43      Amendment No. 2 dated as of July 1, 1997 to the Loan and Security
           Agreement dated as of March 28, 1997 between Foothill Capital
           Corporation and Dorsey Trailers, Inc.********
10.44      Amendment No. 3 dated as of August 1, 1997 to the Loan and Security
           Agreement dated as of March 28, 1997 between Foothill Capital
           Corporation and Dorsey Trailers, Inc.*********
10.45      Amendment No. 4 dated as of November 22, 1997 to the Loan and Security
           Agreement dated March 28, 1997 between Foothill Capital Corporation and
           Dorsey Trailers, Inc.
27         Financial Data Schedule (For SEC Use Only)

---------------

          * Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994.
         ** Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994, as amended on July 8, 1994.
        *** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1994.
      **** Incorporated by reference from the Registrant's Form 10-K for the year-ended December 31, 1995.
     ***** Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended June 29, 1996.
    ****** Incorporated by reference from the Registrant's Form 10-K for the year-ended December 31, 1996.
  ******* Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended March 29, 1997.
 ******** Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended June 28, 1997.
********* Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended September 27, 1998.