Form 10-Q
period 1998-04-04
DORSEY TRAILERS INC
filed 1998-05-19
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[ X ]                    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

[   ]                    SECURITIES EXCHANGE ACT OF 1934

Commission File Number:           0-24354
                       ---------------------------------------------------------

                              DORSEY TRAILERS, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            58-2110729
--------------------------                          ----------------------------
(State of Incorporation)                                   (IRS Employer
                                                       Identification Number

  2727 Paces Ferry Road
One Paces West, Suite 1700
     Atlanta, Georgia                                           30339
--------------------------                          ----------------------------

Registrant's telephone number, including area code:       (770) 438-9595
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X      No
                                       -----      -----

The number of shares of common stock outstanding at May 18, 1998, was 5,013,422.

                              DORSEY TRAILERS, INC.

                                    FORM 10-Q

                           Quarter ended April 4, 1998

                                      Index


                                                                                          Page
                                                                                          ----
Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Balance Sheet - April 4, 1998 and December 31, 1997                       3

                  Statement of Operations - For the thirteen weeks and twelve weeks
                           ended April 4, 1998 and March 29, 1997, respectively             4

                  Statement of Cash Flows - For the thirteen weeks and twelve weeks
                           ended April 4, 1998 and March 29, 1997, respectively             5

                  Statement of Changes in Stockholders' Equity -
                           For the thirteen weeks ended April 4, 1998                       6

                  Notes to Condensed Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                              9

Part II. Other Information                                                                 13

PART 1 - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                        APRIL 4,     DECEMBER 31,
                                                          1998           1997
                                                       -----------   ------------
                                                       (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                            $      7       $      8
   Accounts receivable, net                                4,713          6,811
   Inventories                                            13,892         11,479
   Prepaid expenses and other assets                          96            540
                                                        --------       --------
          Total current assets                            18,708         18,838

Property, plant and equipment, net                         8,003          8,447
Deferred income taxes                                      4,179          4,179
Other assets, net                                          1,904          1,903
                                                        --------       --------
                                                        $ 32,794       $ 33,367
                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current portion of long-term debt                    $    423       $    350
   Accounts payable                                       18,519         12,638
   Accrued wages and employee benefits                     4,572          4,348
   Accrued expenses                                        1,927          3,156
                                                        --------       --------
          Total current liabilities                       25,441         20,492
Long-term revolving line of credit                           760          5,571
Long-term debt, net of current maturities                  8,950          9,014
Accrued pension liability                                  1,600          1,600
Accrued warranty                                           1,000          1,000
                                                        --------       --------
                                                          37,751         37,677
                                                        --------       --------
Stockholders' deficit
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
       authorized; 5,013,422 shares
        issued and outstanding                                50             50
   Additional paid-in capital                              2,595          2,595
   Accumulated deficit                                    (7,525)        (6,878)
   Unrecognized pension liability                            (77)           (77)
                                                        --------       --------
          Total stockholders' deficit                     (4,957)        (4,310)
                                                        --------       --------
Commitments and contingencies                                 --             --
                                                        --------       --------
                                                        $ 32,794       $ 33,367
                                                        ========       ========


                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)






                                                    APRIL 4,           MARCH 29,
                                                      1998               1997
                                                   ----------         ----------
                                                   (13 WEEKS)         (12 WEEKS)
Net sales                                           $ 35,355           $ 40,961
Cost of sales                                         34,644             44,329
                                                    --------           --------
Gross profit                                             711             (3,368)

Selling, general and
     administrative expenses                           1,357              1,745
Provision for plant closing                              145                 48
                                                    --------           --------

Loss from operations                                    (791)            (5,161)
Interest expense, net                                   (424)              (517)
Gain on property sales                                   568                 --
                                                    --------           --------
Loss before income taxes                                (647)            (5,678)
Benefit from income taxes                                 --               (200)
                                                    --------           --------

Net loss                                            $   (647)          $ (5,478)
                                                    ========           ========

Basic loss per share                                $   (.13)          $  (1.10)
                                                    ========           ========

Weighted average number of
     common and common share
     equivalents                                       5,013              4,997
                                                    ========           ========


                  See notes to condensed financial statements

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)




                                                                         APRIL 4,      MARCH 29,
                                                                           1998          1997
                                                                        ----------    ----------
                                                                        (13 WEEKS)    (12 WEEKS)
Cash flows from operating activities:
   Net loss                                                              $  (647)      $(5,478)
   Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                        440           422
        Gain on property sales                                              (568)           --
        Change in assets and liabilities -
            Decrease in accounts receivable                                2,098           897
            Increase in inventories                                       (2,413)       (2,721)
            Decrease in prepaid expenses
                 and other current assets                                    444         2,719
             Increase in accounts payable                                  5,881         1,475
             (Decrease) increase in accrued expenses                      (1,005)        2,822
             Increase in other assets                                        (76)       (1,155)
                                                                         -------       -------
                Net cash provided by (used in) operating activities        4,154        (1,019)
                                                                         -------       -------

Cash flows from investing activities:
        Capital expenditures                                                 (92)          (82)
        Net proceeds from property sales                                     739            --
                                                                         -------       -------
                Net cash provided by (used in) investing activities          647           (82)
                                                                         -------       -------

Cash flows from financing activities:
        Net (payments) borrowings under line of credit agreement          (4,811)        1,175
        Payments on long-term debt                                           (92)         (159)
        Deferred interest capitalized to long-term debt                      101            --
                                                                         -------       -------
                Net cash (used in) provided by financing activities       (4,802)        1,016
                                                                         -------       -------

Decrease in cash and cash equivalents                                         (1)          (85)
        Cash and cash equivalents at beginning of period                       8           101
                                                                         -------       -------
        Cash and cash equivalents at end of period                       $     7       $    16
                                                                         =======       =======







                   See notes to condensed financial statements

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)







                                               Common Stock             Additional                    Unrecognized
                                               ------------               Paid-in     (Accumulated      Pension
                                          Shares          Amount          Capital       Deficit)        Liability         Total
                                        ----------      ----------      ----------    ------------    ------------     ----------
Balance, December 31, 1997               5,013,422      $       50      $    2,595     $   (6,878)     $      (77)     $   (4,310)

Net loss                                                                                     (647)                           (647)
                                        ----------      ----------      ----------     ----------      ----------      ----------

Balance, April 4, 1998 (Unaudited)       5,013,422      $       50      $    2,595     $   (7,525)     $      (77)     $   (4,957)
                                        ==========      ==========      ==========     ==========      ==========      ==========










                   See notes to condensed financial statements

                              DORSEY TRAILERS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. GENERAL

The financial statements included herein have been prepared by Dorsey Trailers, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at April 4, 1998, and December 31, 1997, and its results of operations and its cash flows for the thirteen and twelve weeks ended April 4, 1998 and March 29, 1997, respectively.

NOTE 2. INVENTORIES

Inventories consisted of the following:

                                                           April 4,        December 31,
                                                             1998              1997
                                                           --------        ------------
                                                                 (In thousands)
                           Raw material                     $ 8,138           $ 7,781
                           Work-in-process                    3,514             2,760
                           Finished trailers                  1,700               321
                           Used trailers                        540               617
                                                            -------           -------
                                                            $13,892           $11,479
                                                            =======           =======


NOTE 3. REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14 million, five year line of credit (Financing Agreement), including a $4 million term loan which was to amortize evenly over the next four months and a letter of credit facility of up to $3 million, with an asset-based lender. In August and November 1997, the Company's term loan was revised. With the revisions, the term loan at August 1, 1997 was $2.0 million with interest only for sixty days. The revised term loan is to be paid in eight installments with the final payment being on July 1, 1998.

In connection with the closing of the $14 million Financing Agreement, the Company incurred debt origination costs of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0%, with interest payable monthly. The term loan bears interest at prime plus 2.0% until April 30,1998 and prime plus 3.0% thereafter. At April 4, 1998, the interest rate was 10.5% for the Financing Agreement and the term loan. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5,000 servicing fee and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30 % of eligible raw material, 40 % of eligible used trailers, and 60% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of April 4, 1998, the Company had $760,000 outstanding under the Financing Agreement and $2.2 million in letters of credit. The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of April 4, 1998, the Company was in compliance with the covenants of the Financing Agreement.

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

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of new materials, component prices, labor shortages or work stoppage, dependence on current industry trends and demand for product, manufacturing interruption due to unfavorable natural events, government regulations, unfavorable results of outstanding litigation, and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1997 Annual Report on Form 10-K and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

OVERALL On March 8, 1998, the Company's manufacturing facility in Elba, Alabama, which accounts for approximately 80% of the Company's new trailer production, was affected by flooding in the plant and surrounding area. In the first quarter of 1998, the Company lost approximately two weeks of new trailer production due to the flood. The Company has flood and business interruption insurance. Uninsured property damage was immaterial. However, the Company did not exceed the deductible under its business interruption policy. The Elba facility has fully recovered from the effects of the flood. Although the flood adversely impacted results in the quarter ended April 4, 1998, management does not expect the flood to impact financial results for the balance of 1998.

NET SALES Net sales for the quarter ended April 4, 1998 decreased by 13.7% or $5.6 million to $35.4 million from $41.0 million for the quarter ended March 29, 1997. The decrease in sales is due to a decrease in used trailer sales. Used trailer sales for the quarter ended April 4, 1998 were $200,000 compared to $7.7 million for the quarter ended March 29, 1997. This reduction in used trailers sales corresponds to the reduction in the Company's used trailer inventory. The Company's used trailer inventory has decreased from $6.9 million at March 29, 1997 to $540,000 at April 4, 1998. The reduction in used trailer inventory and corresponding decline in used trailer sales can be attributed to the strong demand for new and used equipment by the trucking industry. New trailer sales for the quarter ended April 4, 1998 were $33.9 million, a 5.8% increase over new trailer sales for the quarter ended March 29, 1997 of $32.1 million. This increase in new trailer sales is due to the increased demand for equipment by the trucking industry and corresponding increases in unit sales and pricing. Management estimates that the Elba flood reduced first quarter 1998 new trailer sales volume by 14%.

GROSS PROFIT Gross profit was $711,000 for the first quarter of 1998 or 2.0% of sales compared to a gross profit of ($3.4 million) for the first quarter of 1997 or (8.2%) of sales. The negative gross profit in 1997 was primarily due to actual losses on the sale of used trailers of $1.5 million and an accrual for expected losses on the sale of the remaining used trailer inventory of $1.8 million. The improvement in gross profit for the first quarter of 1998 was due to the improved demand for product, the Company's improved plant operating performance, and improved pricing, which management believes was primarily a result of the Company's strategy of rebuilding its independent dealer organization and targeting profitable customized niche markets. Gross profit for the quarter ended April 4, 1998 was negatively impacted by production lost due to the Elba flood and other flood related business interruption costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the first quarter of 1998 decreased approximately $400,000 or 22.2% to $1.3 million as compared to $1.7 million for the first quarter of 1997. SG&A expenses as a percent of net sales declined to 3.8% for the quarter ended April 4, 1998 as compared to 4.3% for the quarter ended March 29, 1997. The reduction in SG&A expenses was a result of management's plan of cost reduction and a $200,000 decrease in professional fees.

PROVISION FOR PLANT CLOSING Costs related to the Company's closed facilities increased in the first quarter of 1998 over the same period in 1997 which includes costs related to the closed Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995. In March 1998, the Company completed the sale of its closed facilities in Edgerton, Wisconsin and Griffin, Georgia to private real estate investors. The Company received aggregate net proceeds on the sales of $739,000 and recognized a net gain on the sale of these properties of $568,000 during the first quarter of 1998.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended April 4, 1998 was $424,000 as compared to interest expense, net of $517,000 for the quarter ended March 29, 1997. Interest expense, net for the quarter ended March 29, 1997, included a $300,000 write-off of unamortized financing costs. After considering this write-off, interest expense for the quarter ended April 4, 1998 increased $207,000 as compared with the quarter ended March 29, 1997. This increase in interest expense was attributable to increased usage of the Company's long-term revolving line of credit during the first quarter of 1998 in comparison with the first quarter of 1997.

NET LOSS Net loss for the quarter ended April 4, 1998 was $647,000, or $0.13 per share, as compared to a net loss of $5.5 million, or $1.10 per share, for the quarter ended March 29, 1997 which included a benefit from income taxes of $200,000. The Company's net loss in the first quarter of 1998 is attributed primarily to the impact of the Elba flood on the Company's profitability. Management estimates that the Elba flood resulted in approximately a 14% reduction in new trailer sales volume. Management does not expect the flood to impact subsequent quarterly results. Based upon continued strong economic conditions, strong industry demand for product and stable component prices, management expects the Company to show incremental quarterly improvements in profitability throughout 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at April 4, 1998 was $7,000 as compared to $8,000 at March 29, 1998.

Net cash provided by operating activities was $4.2 million for the period ended April 4, 1998 as compared to net cash used in operating activities of $1.0 million for the period ended March 29, 1997. The cash provided by operating activities during the first quarter of 1998 primarily resulted from an increase in accounts payable of $5.9 million and net collection of accounts receivable of $2.1 million.

Net cash provided by investing activities was $647,000 for the period ended April 4, 1998 as compared to net cash used in investing activities of $82,000 for the period ended March 29, 1997. The net cash provided by investing activities for the first quarter of 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $739,000.

Net cash used in financing activities was $4.8 million for the period ended April 4, 1998 as compared to net cash provided by financing activities of $1.0 million for the period ended March 29, 1998. Net cash used in financing activities in the first quarter of 1998 was due to the Company net payments on its long-term revolving line of credit of $4.8 million.

On March 28, 1997 the Company entered into a $14 million five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of May 18, 1998, the Company had $3.9 million outstanding under the Financing Agreement, including $500,000 outstanding under the term loan and $2.3 million in letters of credit, and had $1.9 million in availability under the Financing Agreement. In August and November of 1997, the Company's $4.0 million term loan included as part of the Financing Agreement was revised. With the revisions, the term loan as of August 1, 1997 was $2.0 million with interest only for sixty days. The revised term loan is to be paid in eight installments with the final payment being on July 1, 1998. As of May 18, 1998, the Company was in compliance with the covenant requirements of the Financing Agreement. The Financing Agreement has continuous financial and operational covenants. The financial covenants are required to be measured on a quarterly basis and require a higher threshold at each quarterly reporting period.

The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation resulted primarily from operating losses in 1996 and 1997 and an abnormally high level of used trailer inventory during the first half of 1997. This reduced cash position caused the Company to incur production downtime during the first half of 1997 which negatively affected operating results during the first half of 1997. With many customers purchasing replacement trailers only during the first quarter of 1997, the Company had to increase its acceptance of used trailers as trade-ins to obtain certain new trailer orders. By accepting trade-ins, cash was not received until after the subsequent sale of the used trailers. As of April 4, 1998, the Company's inventory of used trailers was $540,000 with no purchase commitments for used trailers. This level of used trailer inventory represents a $10.4 million decline in used trailer inventory and commitments from the Company's high of $10.9 million in March 1997.

In addition to the amendment of its Financing Agreement described above, the United States Small Business Administration modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payments from $69,326 to $40,500.

The $14 million Financing Agreement allowed the Company to improve payment conditions with its vendors and provide the liquidity necessary for a consistent production flow. However, with the shut-down of the Elba facility production for two-weeks due to flooding and the resulting losses, the Company's liquidity position continues to remain tight. Management believes that the Company can generate some additional liquidity by: reducing inventories, continuing to improve pricing and margins during this time of strong demand for product and improving credit limits and terms with vendors as the Company continues to show financial improvement. Actions continue to be under way to implement these plans. No assurances can be given that the Company will be successful in these efforts.

BACKLOG

The Company's backlog of orders was approximately $33 million at April 4, 1998 and $25 million at December 31, 1997. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company expects to fill these orders by the end of 1998. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's dealers do maintain an inventory of stock trailers.

PART II  -  OTHER INFORMATION

ITEM 1. Legal Proceedings

        Not applicable.

ITEM 2. Changes in Securities

        Not applicable.


ITEM 3. Defaults upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

        A.   The Company's annual meeting of stockholders was held on April 27,
             1998
        B. J. Hoyle Rymer was elected as a Director. The term of office of Marilyn R. Marks, Neil A Springer, and Lawrence E.Mock, Jr. continued after the meeting.
        C.   Stockholders voted on the matters disclosed in the following table:

                                                                   Ratification of an Amendment to
                                                                   the Company's 1994 Stock Plan
                                    Election of Director*          for Non-Employee Directors
                                    ---------------------          -------------------------------
         Votes Cast:
         For                               4,382,500                          2,751,738
         Against                               3,200                            247,453
         Abstentions                          53,135                              5,840
         Non Votes                                 0                           1,433804
         * For a term of three years


                                    Ratification of an Amendment
                                    to the Company's 1994          Ratification of Independent
                                    Long-Term Incentive Plan       Certified Public Accountants
                                    ------------------------       ----------------------------
         Votes Cast:
         For                               2,839,072                          4,405,978
         Against                             160,799                             28,817
         Abstentions                           5,140                              4,040
         Non Votes                         1,433,824                                  0

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

        a.  27 Financial Data Schedule [For SEC Purposes Only]

        b.  No reports on Form 8-K were filed during the period.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DORSEY TRAILERS, INC.

Date:       May 18, 1998            By:  /s/ James E. Clements
       --------------------             ----------------------------------------
                                            James E. Clements
                                            Vice President - Finance
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                              DORSEY TRAILERS, INC.

                                INDEX TO EXHIBITS


         Exhibit Number             Description
         --------------             -----------
               27                   Financial Data Schedule