Form 10-Q
period 1998-07-04
DORSEY TRAILERS INC
filed 1998-08-18
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
[X]                       SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
[ ]                       SECURITIES EXCHANGE ACT OF 1934

Commission File Number:                 0-24354
                       --------------------------------------------------------

                              DORSEY TRAILERS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       58-2110729
----------------------------                      ------------------------
 (State of Incorporation)                              (IRS Employer
                                                   Identification Number)

  2727 Paces Ferry Road
One Paces West, Suite 1700
     Atlanta, Georgia                                       30339
----------------------------                      ------------------------

Registrant's telephone number, including area code:     (770) 438-9595
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

The number of shares of common stock outstanding at August 14, 1998, was 5,020,280.

                              DORSEY TRAILERS, INC.

                                    FORM 10-Q

                           Quarter ended July 4, 1998

                                      Index

                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information

         Item 1.   Condensed Financial Statements

                   Balance Sheet - July 4, 1998 and December 31, 1997                                      3

                   Statement of Operations - For the thirteen weeks and twenty-six weeks ended July 4, 1998 and for the thirteen weeks and twenty-five weeks
                        ended June 28, 1997, respectively                                                  4

                   Statement of Cash Flows - For the twenty-six weeks and twenty-five weeks
                        ended July 4, 1998 and June 28, 1997, respectively                                 5

                   Statement of Changes in Stockholders' Deficit -
                        For the twenty-six weeks ended July 4, 1998                                        6

                   Notes to Condensed Financial Statements                                                 7

         Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                               11

Part II. Other Information                                                                                16

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)


                                                              JULY 4,     DECEMBER 31,
                                                               1998          1997
                                                             ---------    ------------
                                                            (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                  $      7      $      8
   Accounts receivable, net                                     11,420         6,811
   Inventories                                                  14,389        11,479
   Prepaid expenses and other assets                               117           540
                                                              --------      --------
          Total current assets                                  25,933        18,838
Property, plant and equipment, net                               7,729         8,447
Deferred income taxes                                            4,179         4,179
Other assets, net                                                1,810         1,903
                                                              --------      --------
          Total assets                                        $ 39,651      $ 33,367
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current portion of long-term debt                          $    430      $    350
   Accounts payable                                             17,632        12,638
   Accrued wages and employee benefits                           4,040         4,348
   Accrued expenses                                              2,004         3,156
                                                              --------      --------
          Total current liabilities                             24,106        20,492
Long-term revolving line of credit                               8,941         5,571
Long-term debt, net of current maturities                        8,825         9,014
Accrued pension liability                                        1,600         1,600
Accrued warranty                                                 1,000         1,000
                                                              --------      --------
          Total liabilities                                     44,472        37,677
                                                              --------      --------
Stockholders' deficit
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 5,020,280 and 5,013,422 shares issued
        and outstanding                                             50            50
   Additional paid-in capital                                    2,625         2,595
   Accumulated deficit                                          (7,419)       (6,878)
   Unrecognized pension liability                                  (77)          (77)
                                                              --------      --------
          Total stockholders' deficit                           (4,821)       (4,310)
                                                              --------      --------
Commitments and contingencies                                        -             -
                                                              --------      --------
          Total liabilities and stockholders' deficit         $ 39,651      $ 33,367
                                                              ========      ========

                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                       JULY 4,      JUNE 28,       JULY 4,      JUNE 28,
                                        1998          1997          1998         1997
                                      --------      --------      --------      --------
                                     (13 WEEKS)    (13 WEEKS)    (26 WEEKS)    (25 WEEKS)
Net sales                             $ 39,911      $ 40,032      $ 75,266      $ 80,993
Cost of sales                           37,828        40,696        72,472        85,025
                                      --------      --------      --------      --------
Gross profit                             2,083          (664)        2,794        (4,032)

Selling, general and
     administrative expenses             1,575         1,770         2,932         3,515
Provision for plant closing                 50            35           195            83
                                      --------      --------      --------      --------
Income (loss) from operations              458        (2,469)         (333)       (7,630)

Interest expense, net                     (352)         (505)         (776)       (1,022)
Gain on property sales                       -             -           568             -
                                      --------      --------      --------      --------
Income (loss) before income taxes          106        (2,974)         (541)       (8,652)
Benefit from income taxes                    -             -             -          (200)
                                      --------      --------      --------      --------

Net income (loss)                     $    106      $ (2,974)     $   (541)     $ (8,452)
                                      ========      ========      ========      ========

Income (loss) per share - Basic       $    .02      $   (.60)     $   (.11)     $  (1.70)
Income (loss) per share - Diluted     $    .02      $   (.60)     $   (.11)     $  (1.70)

Average Shares Outstanding

            Basic                        5,017         4,971         5,015         4,978
            Diluted                      5,019         4,971         5,015         4,978












                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)


                                                                         JULY 4,     JUNE 28,
                                                                          1998         1997
                                                                        --------     --------
                                                                       (26 WEEKS)   (25 WEEKS)
Cash flows from operating activities:
   Net loss                                                             $  (541)     $(8,452)
   Adjustments to reconcile net loss to net cash
        used in operating activities
        Depreciation and amortization                                       808          793
        Gain on property sales                                             (568)
        Insuance of common stock to non-employee directors                   30           30
        Change in assets and liabilities-
            (Increase) decrease in accounts receivable                   (4,609)         722
            (Increase) decrease in inventories                           (2,910)       3,533
            Decrease in prepaid expenses
                 and other current assets                                   423        2,703
            Increase in other assets                                         -       (1,081)
            Increase (decrease) in accounts payable                      4,994       (3,951)
            (Decrease) increase  in accrued expenses                    (1,460)          75
                                                                        -------      -------
                Net cash used in operating activities                    (3,833)      (5,628)
                                                                        -------      -------

Cash flows from investing activities:
        Capital expenditures                                               (168)        (106)
        Net proceeds from property sales                                    739            -
                                                                        -------      -------
                Net cash provided by (used in) investing activities         571         (106)
                                                                        -------      -------

Cash flows from financing activities:
        Net borrowings under line of credit agreement                     3,370        5,963
        Payments on long-term debt                                         (210)        (319)
        Deferred interest capitalized to long-term debt                     101            -
                                                                        -------      -------
                Net cash provided by financing activities                 3,261        5,644
                                                                        -------      -------

Decrease in cash and cash equivalents                                        (1)         (90)
        Cash and cash equivalents at beginning of period                      8          101
                                                                        -------      -------
        Cash and cash equivalents at end of period                      $     7      $    11
                                                                        =======      =======





                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)




                                            Common Stock              Additional                   Unrecognized
                                      --------------------------        Paid-in     (Accumulated      Pension
                                        Shares          Amount          Capital       Deficit)       Liability         Total
                                      ----------      ----------      ----------    ------------   ------------      -----------
Balance, December 31, 1997             5,013,422      $       50      $    2,595     $   (6,878)     $      (77)     $   (4,310)

Net loss                                                                                   (541)                           (541)

Issuance of common stock to
     non-employee directors                6,858               -              30              -               -              30
                                      ----------      ----------      ----------     ----------      ----------      ----------

Balance, July 4, 1998 (Unaudited)      5,020,280      $       50      $    2,625     $   (7,419)     $      (77)     $   (4,821)
                                      ==========      ==========      ==========     ==========      ==========      ==========



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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at July 4, 1998, and December 31, 1997, and its results of operations for the thirteen and twenty-six weeks ended July 4, 1998 and for the thirteen and twenty-five weeks ended June 28, 1997, and its cash flows for the twenty-six weeks and twenty-five weeks ended July 4, 1998, and June 28, 1997, respectively.

NOTE 2.   INVENTORIES

Inventories consisted of the following:

                      July 4,   December 31,
                       1998         1997
                     ---------  ------------
                          (In thousands)
Raw material          $ 8,905      $ 7,781
Work-in-process         3,585        2,760
Finished trailers       1,433          321
Used trailers             466          617
                      -------      -------
                      $14,389      $11,479
                      =======      =======

NOTE 3.    REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14 million, five-year line of credit (Financing Agreement), including a $4 million term loan which was to amortize evenly over the next four months and a letter of credit facility of up to $3 million, with an asset-based lender. In August and November 1997, the Company's term loan was revised. With the revisions, the term loan at August 1, 1997 was $2.0 million with interest only for sixty days. The revised term loan was paid in eight installments with the final payment being made on July 1, 1998. On July 10, 1998, the Company's Financing Agreement was amended to provide additional availability of $2 million until August 31, 1998. The Company expects that under a proposed arrangement with its lender that the $2 million of additional availability will be extended through December 31, 1998. However, no assurances can be given that the Company will be successful in obtaining this extension.

In connection with the closing of the $14 million Financing Agreement, the Company incurred debt origination costs of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0%, with interest payable monthly. The term loan accrued interest at prime plus 2.0% until April 30,1998 and prime plus 3.0% thereafter. At July 4, 1998, the interest rate was 10.5% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5,000 servicing fee and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30 % of eligible raw material, 40 % of eligible used trailers, and 60% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory.

As of July 4, 1998, the Company had $8.9 million in borrowings and $2.3 million in letters of credit outstanding under the Financing Agreement. As of August 14, 1998, the Company had $9.9 million in borrowings and $1.8 million in letters of credit outstanding under its Financing Agreement (See Note 5). The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of July 4, 1998 and August 14, 1998, the Company was in compliance with the covenants of the Financing Agreement.

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

NOTE 5.   COMMITMENTS AND CONTINGENCIES

Workers' compensation insurance and letters of credit

The Company is self-insured for workers' compensation claims up to $350,000 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $2.3 million as of July 4, 1998 under its Financing Agreement (See Note 3). As of August 14, 1998, the balance on the standby letters of credit had been reduced to $1.8 million. The accompanying condensed financial statements include an insurance accrual based upon third party administrators' and management's evaluation of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of July 4, 1998 arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Customer Financing

Effective December 31, 1997, the Company terminated its agreement with a finance company that provided retail financing to certain end users for some trailers sold through the Company's independent dealer network. Under this agreement the Company was contingently liable to repurchase trailers from the finance company. Effective January 1, 1998, the agreement does not require the Company to be contingently liable for such retail repurchases. The new agreement does not contain any material terms or commitments by the Company.

The Company has maintained an agreement with the same finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $8.9 million at July 4, 1998. In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

Litigation

In December 1997, an Administrative Law Judge of the National Labor Relations Board ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate effected employees for any loss of earnings.

The Company has appealed this decision, a procedure that could take up to several years. No part of this order will take effect during the appeal process. The Company does not have sufficient information to estimate the cost that would be incurred if the Company was required to carry out this order. Management intends to vigorously defend against this order and believes the Company will prevail in the appeal process.

In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1 million by that insurance company in the settlement of product liability litigation. The documentary discovery phase is now complete. The Company expects to file a motion for summary judgment. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations or cash flows.

In April 1995, a class action lawsuit (James Stark et al. v. Dorsey Trailers, Inc. et al.) alleging racial discrimination was filed in the United States District Court for the Middle District of Alabama against the Company. The Court has not issued a class certification as of this date. Due to the lack of a class certification, management is unable to determine the potential damages, if any, associated with this litigation. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations, or cash flows.

In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management, after reviewing available information relating to the above matters and consulting with the legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at July 4, 1998 in respect thereof which would have a materially adverse impact on the Company's financial position, results of operations or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations and its cash flows in which period such determination occurs could be materially affected.

Environmental Matters

Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources conducted an environmental inspection that identified certain environmental response requirements. The Company and certain prior owners of the Edgerton plant are cooperating in conducting remediation at the plant site and in joining with other potentially responsible parties in addressing the landfill site. The Company has paid its appropriate share of the total costs needed to finalize the remediation work at this site. In the first quarter of 1998, the Company sold this facility, and management believes that it has no additional environmental liability related to this site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report.

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of raw materials, component prices, labor shortages or work stoppage, dependence on current industry trends and demand for product, manufacturing interruption due to unfavorable natural events, government regulations, unfavorable results of outstanding litigation, and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1997 Annual Report on Form 10-K and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

OVERALL On March 8, 1998, the Company's manufacturing facility in Elba, Alabama, which accounts for approximately 80% of the Company's new trailer production, was affected by flooding in the plant and surrounding area. The Company lost approximately two weeks of new trailer production in the first quarter of 1998 due to the flood. The Elba facility has fully recovered from the effects of the flood and the Company experienced no residual effects of the flood in the second quarter of 1998.

NET SALES Net sales for the quarter ended July 4, 1998 decreased to $39.9 million from $40.0 million for the quarter ended June 28, 1997. The decrease in sales was due to a decrease in used trailer sales. Used trailer sales for the quarter ended July 4, 1998 were $95,000 compared to $3.7 million for the quarter ended June 28, 1997. This reduction in used trailer sales corresponds to the reduction in the Company's used trailer inventory. The Company's used trailer inventory has decreased from $4.1 million at June 28, 1997 to $0.5 million at July 4, 1998. The reduction in used trailer inventory and corresponding decline in used trailer sales can be attributed to the strong demand for equipment by the trucking industry. As a result, the requirement on a manufacturer to take used equipment in order to obtain new trailer sales orders has diminished; however, if the demand for equipment should decrease, the requirement on manufacturers to take used equipment could increase. New trailer sales for the quarter ended July 4, 1998 were $38.6 million, a 9.7% increase over new trailer sales revenues for the quarter ended June 28, 1997 of $35.2 million. This increase in new trailer sales revenue is due to product mix and increased pricing. The improvement in product mix and pricing come from the Company targeting higher unit priced product such as refrigerated vans, highly customized trailers, and dump trailers as compared to lower unit priced product such as standard dry freight vans.

Net sales for the six months ended July 4, 1998 decreased 7.0% to $75.3 million from $81.0 million for the six months ended June 28, 1997. The decrease in sales is due to the decrease in used trailer sales. Used trailer sales for the six months ended July 4, 1998 were $0.3 million compared to $11.3 million for the six months ended June 28, 1997. This reduction in used trailer sales corresponds with the reduction in the Company's used trailer inventory, as discussed above. New trailer sales revenues for the six months ended July 4, 1998 increased 7.7% to $72.5 million from $67.3 million for the six months ended June 28, 1997. The unit volume of new trailers sold increased 11% during the first six months of 1998 as compared to the same period in 1997. The increase in new trailer sales corresponds with the increase reflected in the industry as a whole. Additionally with the increased demand, the Company has seen improved product mix and pricing in its targeted customer markets of independent dealers and customized trailers, as discussed above. Although the Company had a significant increase in new trailer sales revenue for the first six months of 1998 as compared to the corresponding period in 1997, new trailer sales revenues were negatively impacted by the flood in Elba, Alabama, as discussed previously. Management estimates that the loss of revenue from the two-week shutdown in Elba was approximately $6 million.

GROSS PROFIT Gross profit was $2.1 million for the second quarter of 1998 or 5.2% of sales compared to a gross profit of ($.7 million) for the second quarter of 1997 or (1.7%) of sales. The improvement in gross profit for the second quarter of 1998 was due to the Company's more profitable product mix and improved pricing, which management believes was primarily a result of the Company's strategy of rebuilding its independent dealer organization and targeting profitable customized niche markets. This gross profit margin is the highest the Company has reported since 1995. The negative gross margin in the second quarter of 1997 was primarily due to a heavy mix of low margin fleet business.

Gross profit for the six months ended July 4, 1998 was $2.8 million or 3.7% of sales as compared to a gross profit of ($4.0 million) or (5.0%) of sales for the corresponding period in 1997. The negative gross profit for the first six months of 1997 was primarily due to $3.3 million in actual and accrued losses on the sale of the Company's used trailer inventory, and to a lesser extent, the loss was due to the heavy mix of large fleet orders produced during 1997. The improvement in the gross profit margin during the first six months of the year as stated above, is due to improved product mix and improved pricing on new trailers in the Company's targeted customer markets. The Company's gross profit was negatively impacted by certain flood related costs in the first quarter of 1998 in the Elba, Alabama facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the second quarter of 1998 decreased approximately 11.0% to $1.6 million as compared to $1.8 million for the second quarter of 1997. SG&A expenses as a percent of net sales declined to 4.0% for the quarter ended July 4, 1998 as compared to 4.4% for the quarter ended June 28, 1997. The decrease in SG&A expenses between quarters is reflective of management's plan of overall cost reduction. No single component of SG&A expenses had a significant change between periods.

SG&A expenses for the first six months of 1998 decreased approximately 16.6% to $2.9 million as compared to $3.5 million for the first six months of 1997. SG&A as a percent of sales was 3.9% for the six months ended July 4, 1998 as compared to 4.3% for the six months ended June 28, 1997. The primary components of SG&A expense were salaries and employee benefits for 49% and 56% and professional fees for 17.6% and 21.4% of total SG&A expenses for the six months ended July 4, 1998 and June 28, 1997, respectively. The decrease in SG&A expense is primarily due to a 32% decrease in professional fees related to fees incurred with the Company's unsuccessful acquisitions targets and 5.2% reduction in salaries and related employee costs.

PROVISION FOR PLANT CLOSING Costs related to the Company's closed facilities increased in the second quarter of 1998 over the same period in 1997 which includes costs related to the closed Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995. In March 1998, the Company completed the sale of its closed facilities in Edgerton, Wisconsin and Griffin, Georgia to private real estate investors. The Company received aggregate net proceeds on the sales of $0.7 million and recognized a net gain on the sales of these properties of $0.6 million during the first quarter of 1998.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended July 4, 1998 was $0.4 million as compared to interest expense, net of $0.5 million for the quarter ended June 28, 1997. The decrease in interest expense between quarters is due to the Company maintaining a lower average balance on its revolving line of credit during the second quarter of 1998 as compared to the same period in 1997.

Interest expense, net for the first six months of 1998 was $0.8 million as compared to $1.0 million for the same period in 1997. The higher interest expense for the first six months of 1997 is primarily due to a $0.3 million write-off of unamortized financing costs.

NET INCOME (LOSS) Net income for the quarter ended July 4, 1998 was $106,000, or $0.02 per share on both a basic and diluted per share basis, as compared to a net loss of $3.0 million, or $.60 per share, for the quarter ended June 28, 1997. The improved net income is attributable to the improved gross profit, decrease in SG&A expenses and a reduction in interest costs, each of which is described above.

The Company's net loss in the first six months of 1998 is attributed primarily to the impact of the Elba flood on the Company's profitability. Management estimates that the Elba flood resulted in approximately a $6 million reduction in new trailer sales revenue. Management does not expect the flood to impact subsequent quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at July 4, 1998 were $7,000 as compared to $11,000 at June 28, 1997.

Net cash used in operating activities was $3.8 million for the period ended July 4, 1998 as compared to net cash used in operating activities of $5.6 million for the period ended June 28, 1997. The cash used in operating activities the first six months of 1998 primarily resulted from an increase in accounts receivable of $4.6 million and inventory of $2.9 million. The increase in accounts receivable primarily relates to a large balance with one customer that was paid subsequent to July 4, 1998. The increase in inventory is due to the following: change in product mix has resulted in higher component priced material, increased production in certain types of vans and trailers, increased purchases of laminated wood flooring, and higher levels of work-in-process and finished goods which had not completely cycled through production as of quarter-end July 4, 1998. The uses of cash were primarily funded through a $5.0 million increase in accounts payable. Net cash used for the first six months of 1997 was $5.6 million, which was due to the Company's net losses of $8.5 million. This net loss was offset by a $3.5 million reduction in inventory.

Net cash provided by investing activities was $0.6 million for the period ended July, 1998 as compared to net cash used in investing activities of $106,000 for the period ended June 28, 1997. The net cash provided by investing activities in 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $0.8 million in the first quarter of 1998. The net cash proceeds were offset by capital expenditures of $168,000. Net cash used in investing activities in 1997 was for capital expenditures.

Net cash provided by financing activities was $3.3 million for the period ended July 4, 1998 as compared to net cash provided by financing activities of $5.6 million for the period ended June 28, 1997. Net cash provided by financing activities for 1998 primarily came from net borrowings of $3.4 million under the Company's line of credit agreement, which occurred, primarily in the second quarter of 1998. Net cash provided by financing activities in 1997 came from net borrowing of $6.0 million from the Company's line of credit agreement

On March 28, 1997 the Company entered into a $14 million five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the levels of eligible accounts receivable and inventories. As of August 14, 1998, the Company had $9.9 million in borrowings and $1.8 million in letters of credit outstanding under the Financing Agreement, and had $1.3 million in availability under the Financing Agreement. In August and November of 1997, the Company's $4.0 million term loan included as part of the Financing Agreement was revised. With the revisions, the term loan as of August 1, 1997 was $2.0 million with interest only for sixty days. The revised term loan was paid in eight installments with the final payment being on July 1, 1998. In July of 1998, the Company's Financing Agreement was amended to provide additional availability of $2 million until August 31, 1998. The Company expects that under a proposed arrangement with its lender that the $2 million of additional availability will be extended through December 31, 1998. However, no assurances can be given that the Company will be successful in obtaining this extension. As of August 14, 1998, the Company was in compliance with the covenant requirements of the Financing Agreement. The Financing Agreement has continuous financial and operational covenants. The financial covenants are required to be measured on a quarterly basis and require a higher threshold at each quarterly reporting period.

The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation resulted primarily from operating losses in 1996 and 1997 and an abnormally high level of used trailer inventory during the first half of 1997. This reduced cash position caused the Company to incur production downtime during the first half of 1997, which negatively affected operating results during the first half of 1997. With many customers purchasing replacement trailers only during the first quarter of 1997, the Company had to increase its acceptance of used trailers as trade-ins to obtain certain new trailer orders. By accepting trade-ins, cash was not received until after the subsequent sale of the used trailers. As of July 4, 1998, the Company's inventory of used trailers was $0.5 million with no purchase commitments for used trailers. This level of used trailer inventory represents a $10.4 million decline in used trailer inventory and commitments from the Company's high of $10.9 million in March 1997. With the current strong demand for equipment by the trucking industry, the requirement on manufacturers to take used equipment has diminished. However, if the demand for equipment decreases, manufacturers may be required to take used equipment in order to obtain new trailer sales orders.

In addition to the amendment of its Financing Agreement described above, the United States Small Business Administration modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payments. The Company has other long-term obligations consisting of a mortgage on its Cartersville, Georgia location and an unsecured loan for the acquisition of its Dillon, South Carolina operation. The current portion of these long-term obligations as of July 4, 1998 was $0.4 million with a remaining balance of $8.8 million. Management believes that the Company will continue to meet these obligations through the cash flow generated through operations and availability under its Financing Agreement.

The $14 million Financing Agreement allowed the Company to improve payment conditions with its vendors and provided the liquidity necessary for a consistent production flow. However, with the shutdown of the Elba facility production for two weeks due to flooding and the resulting losses, the Company's liquidity position continues to remain tight. Management believes that the Company can generate some additional liquidity by: reducing inventories, continuing to improve pricing and margins during this time of strong demand for product and improving credit limits and terms with vendors as the Company continues to show financial improvement. Actions continue to be under way to implement these plans. No assurances can be given that the Company will be successful in these efforts.

BACKLOG

The Company's backlog of orders was approximately $31 million at July 4, 1998 and $25 million at December 31, 1997. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company expects to fill these orders over the next twelve months. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's dealers do maintain an inventory of stock trailers.

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

ITEM 6.   Exhibits and Reports on Form 8-K

          a. The exhibits filed as part of this Report are as follows:

               10.46 Amendment No. 5 dated as of July 10, 1998 to the Loan and Security Agreement dated March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

               27 Financial Data Schedule [For SEC Purposes Only]

          b. No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DORSEY TRAILERS, INC.

Date:      August 14, 1998             By: /s/ Kurt Herbst
       -----------------------             ------------------------------------
                                               Kurt Herbst
                                               Vice President - Finance
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                              DORSEY TRAILERS, INC.
                                INDEX TO EXHIBITS


Exhibit Number             Description
--------------             ------------
10.46             Amendment No. 5 dated as of July 10, 1998 to the Loan and
                  Security Agreement dated March 28, 1997 between Foothill
                  Capital Corporation and Dorsey Trailers, Inc.

27                Financial Data Schedule (for SEC use only).