Form 10-Q
period 1998-10-03
DORSEY TRAILERS INC
filed 1998-11-17
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

[X]                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

                                       OR

              TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

[ ]                      SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-24354
                      --------------------------------------------------------

                             DORSEY TRAILERS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             58-2110729
-------------------------------                     --------------------------
(State of Incorporation)                                      (IRS Employer
                                                      Identification Number)


     2727 Paces Ferry Road
  One Paces West, Suite 1700
        Atlanta, Georgia                                      30339
-------------------------------                     --------------------------

Registrant's telephone number, including area code:          (770) 438-9595
                                                    --------------------------



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

The number of shares of common stock outstanding at November 13, 1998, was 5,020,280.

                             DORSEY TRAILERS, INC.

                                   FORM 10-Q

                         Quarter ended October 3, 1998

                                     Index


                                                                                                          Page
                                                                                                          ----

Part I.  Financial Information

         Item 1.   Condensed Financial Statements

                   Balance Sheets - October 3, 1998 and December 31, 1997                                    3

                   Statements of Operations - For the thirteen weeks and thirty-nine weeks ended October 3, 1998 and for the thirteen weeks and thirty-eight weeks
                           ended September 27, 1997, respectively                                            4

                    Statements of Cash Flows - For the thirty-nine and thirty-eight weeks
                        ended October 3, 1998 and September 27, 1997, respectively                           5

                    Statement of Changes in Stockholders' Deficit-
                        For the thirty-nine weeks ended October 3, 1998                                      6

                    Notes to Condensed Financial Statements                                                  7

         Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                 12

Part II. Other Information                                                                                  18

PART 1 - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS


DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     OCTOBER 3,    DECEMBER 3,
                                                                         1998         1997
                                                                     -----------   ----------
                                                                     (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents                                          $      8       $      8
  Accounts receivable, net                                              8,512          6,811
  Inventories                                                          13,694         11,479
  Prepaid expenses and other assets                                       169            540
                                                                     --------       --------
         Total current assets                                          22,383         18,838
Property, plant and equipment, net                                      7,686          8,447
Deferred income taxes                                                   4,179          4,179
Other assets, net                                                       1,717          1,903
                                                                     --------       --------
         Total assets                                                $ 35,965       $ 33,367
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current portion of long-term debt                                  $    543       $    350
  Accounts payable                                                     15,941         12,638
  Accrued wages and employee benefits                                   3,921          4,348
  Accrued expenses                                                      1,210          3,156
                                                                     --------       --------
         Total current liabilities                                     21,615         20,492
Long-term revolving line of credit                                      8,254          5,571
Long-term debt, net of current maturities                               8,566          9,014
Accrued pension liability                                               1,600          1,600
Accrued warranty                                                        1,000          1,000
                                                                     --------       --------
         Total liabilities                                             41,035         37,677
                                                                     --------       --------
Stockholders' deficit
  Preferred stock, $.01 par value, 500,000 shares
         authorized; none issued or outstanding
  Common stock, $.01 par value, 30,000,000 shares
         authorized; 5,020,280 and 5,013,422 shares issued
         and outstanding                                                   50             50
  Additional paid-in capital                                            2,625          2,595
  Accumulated deficit                                                  (7,668)        (6,878)
  Unrecognized pension liability                                          (77)           (77)
                                                                     --------       --------
         Total stockholders' deficit                                   (5,070)        (4,310)
                                                                     --------       --------
Commitments and contingencies                                              --             --
                                                                     --------       --------
         Total liabilities and stockholders' deficit                 $ 35,965       $ 33,367
                                                                     ========       ========


                 See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF OPERATIONS--UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                               OCTOBER 3,     SEPTEMBER 27,      OCTOBER 3,       SEPTEMBER 27,
                                                  1998            1997              1998              1997
                                               ----------     -------------      ----------       -------------
                                               (13 WEEKS)       (13 WEEKS)       (39 WEEKS)         (38 WEEKS)

Net sales                                       $35,741          $37,598          $111,007          $118,591
Cost of sales                                    34,064           37,392           106,536           122,417
                                                -------          -------          --------          --------
Gross profit                                      1,677              206             4,471            (3,826)

Selling, general and
  administrative expenses                         1,239            1,666             4,171             5,181
Provision for (benefit from) plant closing           84              (43)              279                40
                                                -------          -------          --------          --------
Income (loss) from operations                       354           (1,417)               21            (9,047)

Interest expense, net                              (603)            (528)           (1,379)           (1,550)
Gain on property sales                                                                 568
                                                -------          -------          --------          --------
Loss before income taxes                           (249)          (1,945)             (790)          (10,597)
Benefit from income taxes                                                                               (200)
                                                -------          -------          --------          --------

Net loss                                        $  (249)         $(1,945)         $   (790)         $(10,397)
                                                =======          =======          ========          ========

Loss per share - Basic                          $  (.05)         $  (.39)         $   (.16)            (2.09)

Average Shares Outstanding
          Basic                                   5,020            4,986             5,017             4,981




                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS--UNAUDITED
(IN THOUSANDS)

                                                                   OCTOBER 3,            SEPTEMBER 27,
                                                                      1998                   1997
                                                                   ----------            -------------
                                                                   (39 WEEKS)              (38 WEEKS)


Cash flows from operating activities:
  Net loss                                                         $  (790)                $(10,397)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation and amortization                                    1,328                    1,310
    Gain on property sales                                            (568)
    Issuance of common stock to non-employee directors                  30                       30
    Change in assets and liabilities-
      Increase in accounts receivable                               (1,701)                    (932)
      (Increase) decrease in inventories                            (2,215)                   6,132
      Decrease in prepaid expenses
        and other current assets                                       371                    2,568
      Increase in other assets                                         (75)                  (1,153)
      Increase (decrease) in accounts payable                        3,303                   (5,014)
      (Decrease) increase in accrued expenses                       (2,373)                     394
                                                                   -------                 --------
        Net cash used in operating activities                       (2,690)                  (7,062)
                                                                   -------                 --------

Cash flows from investing activities:
    Capital expenditures                                              (477)                    (130)
    Net proceeds from property sales                                   739
                                                                   -------                 --------
        Net cash provided by (used in) investing activities            262                     (130)
                                                                   -------                 --------

Cash flows from financing activities:
    Net borrowings under line of credit agreement                    2,683                    7,492
    Payments on long-term debt                                        (356)                    (394)
    Deferred interest capitalized to long-term debt                    101
                                                                   -------                 --------
        Net cash provided by financing activities                    2,428                    7,098
                                                                   -------                 --------

Decrease in cash and cash equivalents                                    0                      (94)
    Cash and cash equivalents at beginning of period                     8                      101
                                                                   -------                 --------
    Cash and cash equivalents at end of period                     $     8                 $      7
                                                                   =======                 ========



                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)


                                             Common Stock         Additional                 Unrecognized
                                         --------------------      Paid-in     (Accumulated    Pension
                                          Shares       Amount      Capital       (Deficit)     Liability       Total
                                         ---------     ------      -------     ------------    ---------     --------

Balance, December 31, 1997               5,013,422     $   50     $  2,595     $   (6,878)      $    (77)    $ (4,310)

Net loss                                                                             (790)                       (790)

Issuance of common stock to
     non-employee directors                  6,858                      30                                         30
                                         ---------     ------     --------     ----------       --------     --------

Balance, October 3, 1998 (Unaudited)     5,020,280     $   50     $  2,625     $   (7,668)      $    (77)    $ (5,070)
                                         =========     ======     ========     ==========       ========     ========


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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at October 3, 1998, and December 31, 1997, and its results of operations for the thirteen and thirty-nine weeks ended October 3, 1998 and for the thirteen and thirty-eight weeks ended September 27, 1997, and its cash flows for the thirty-nine weeks and thirty-eight weeks ended October 3, 1998, and September 27, 1997, respectively.

NOTE 2.  INVENTORIES

Inventories consisted of the following:

                                             October 3,         December 31,
                                               1998                 1997
                                               ----                 ----
                                                     (In thousands)
              Raw material                   $ 8,980              $ 7,781
              Work-in-process                  3,033                2,760
              Finished trailers                1,215                  321
              Used trailers                      466                  617
                                             -------              -------
                                             $13,694              $11,479
                                             =======              =======

NOTE 3.  REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14.0 million, five-year line of credit (Financing Agreement), including a $4.0 million term loan which was to amortize evenly over the next four months and a letter of credit facility of up to $3.0 million, with an asset-based lender. In August and November 1997, the Company's term loan was revised. With the revisions, the term loan at August 1, 1997 was $2.0 million with interest only for sixty days. The revised term loan was paid in eight installments with the final payment being made on July 1, 1998. On August 31, 1998, the Company's Financing Agreement was amended to provide additional availability of $2.0 million until December 31, 1998. Management has begun discussions with the Company's asset-based lender to continue this $2.0 million of additional availability until March 31, 1998, if the flexibility of this additional availability is needed based upon management's review. However, no assurances can be given that the Company will be successful in obtaining this extension.

In connection with the closing of the $14.0 million Financing Agreement, the Company incurred debt origination costs of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0%, with interest payable monthly. The term loan accrued interest at prime plus 2.0% until April 30, 1998 and prime plus 3.0% thereafter. At October 3, 1998, the interest rate was 10.5% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5,000 servicing fee and an annual facility fee of .50% of the $14.0 million. The Financing Agreement allows advances of up to the lesser of $14.0 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80.0% of eligible accounts receivable plus 30.0 % of eligible raw material, 40.0 % of eligible used trailers, and 60.0% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory.

As of October 3, 1998, the Company had $8.3 million in borrowings and $1.8 million in letters of credit outstanding under the Financing Agreement. As of November 13, 1998, the Company had $6.0 million in borrowings and $1.9 million in letters of credit outstanding under its Financing Agreement (See Note 5). The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement, as amended, contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of October 3, 1998 and November 13, 1998, the Company was in compliance with the covenants of the Financing Agreement, as amended.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the first quarter of 1997, the Company sold used trailers at various dates, upon the approval of the Board of Directors of the Company, in the amount of approximately $4.7 million to TYM, Inc. TYM, Inc. is a corporation wholly-owned by Marilyn R. Marks, Chief Executive Officer of the Company. The Company incurred losses in 1997 of approximately $0.8 million on the sales to TYM, Inc. In the opinion of management, based upon actual third-party offers, the terms of the sale of these used trailers are no less favorable than terms that could have been obtained from unaffiliated parties. There were no such transactions subsequent to March 28, 1997.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Workers' compensation insurance and letters of credit

The Company is self-insured for workers' compensation claims up to $350,000 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $1.8 million as of October 3, 1998 under its Financing Agreement (See Note 3). As of November 13, 1998, the balance on the standby letters of credit had been increased to $1.9 million. The accompanying condensed financial statements include an insurance accrual based upon third party administrators' and management's evaluation of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of October 3, 1998 arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

The Company has maintained an agreement with the same finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $10.1 million at October 3, 1998. In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

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

In April 1995, a class action lawsuit (James Starks et al. v. Dorsey Trailers, Inc. et al.) alleging racial discrimination was filed in the United States District Court for the Middle District of Alabama against the Company. The Court has not issued a class certification as of this date. Due to the lack of a class certification, management is unable to determine the potential damages, if any, associated with this litigation. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations, or cash flows.

In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management, after reviewing available information relating to the above matters and consulting with the legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at October 3, 1998 in respect thereof which would have a materially adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows in which period such determination occurs could be materially affected.

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

RESULTS OF OPERATIONS

OVERALL On March 8, 1998, the Company's manufacturing facility in Elba, Alabama, which accounts for approximately 80% of the Company's new trailer production, was affected by flooding in the plant and surrounding area. The Company lost approximately two weeks of new trailer production in the first quarter of 1998 due to the flood. The Elba facility has fully recovered from the effects of the flood and the Company experienced no residual effects of the flood in subsequent quarters.

NET SALES Net sales for the quarter ended October 3, 1998 decreased to $35.7 million from $37.6 million for the quarter ended September 27, 1997. The decrease in sales was due to a decrease in used trailer sales. Used trailer sales for the quarter ended October 3, 1998 were $6,000 compared to $2.8 million for the quarter ended September 27, 1997. This reduction in used trailer sales corresponds to the reduction in the Company's used trailer inventory. The Company's used trailer inventory has decreased from $1.9 million at September 27, 1997 to $0.5 million at October 3, 1998. The reduction in used trailer inventory and corresponding decline in used trailer sales can be attributed to the strong demand for equipment by the trucking industry. As a result, the requirement on a manufacturer to take used equipment in order to obtain new trailer sales orders has diminished; however, if the demand for equipment should decrease, the requirement on manufacturers to take used equipment could increase. The Company's strategy of focusing on its independent dealer network and customized niche markets should diminish the Company's requirement to take used trailers as the used trailer requirements are primarily a focus of the large fleet business. The Company is reducing its focus on those large fleets requiring the trade-in of their used trailers. The Company believes that its strategy of developing its independent dealer market will also assist in diminishing the requirements of the Company to take used trailers as these independent dealers will accept and market the majority of used trailer equipment for resale. However, no assurances can be given that the Company will not be required to take on used trailers as part of a new sales order.

New trailer sales for the quarter ended October 3, 1998 were $34.5 million, a 2.4% increase over new trailer sales revenues for the quarter ended September 27, 1997 of $33.7 million. This increase in new trailer sales revenue is due to product mix and increased pricing as the volume of units decreased by 3.7%. The improvement in product mix is a result of the Company targeting higher unit priced product such as refrigerated vans and dumps, highly customized trailers, and smaller quantity orders as compared to lower unit priced product such as standard dry freight vans. Management attributes the improvements made in pricing and product mix to our focus on customized trailers and niche markets through our independent dealer organization. The Company's new trailer sales revenues were negatively impacted by the Company's one-week vacation shutdown taken during July, 1998 in the Company's Elba, Alabama plant. During that week, in addition to addressing routine maintenance issues, the Company reconfigured and consolidated the dry freight manufacturing production lines for more efficient production, and added subassembly capabilities. These related process changes should result in lower manufacturing costs and more efficient operations. During the corresponding quarter last year the Company did not take a vacation shutdown week.

Net sales for the nine months ended October 3, 1998 decreased 6.4% to $111.0 million from $118.6 million for the nine months ended September 27, 1997. The decrease in sales is due to the decrease in used trailer sales. Used trailer sales for the nine months ended October 3, 1998 were $0.3 million compared to $14.2 million for the nine months ended September 27, 1997. This reduction in used trailer sales corresponds with the reduction in the Company's used trailer inventory, as discussed above. New trailer sales revenues for the nine months ended October 3, 1998 increased 5.9% to $107.0 million from $101.0 million for the nine months ended September 27, 1997. The unit volume of new trailers sold remained flat as compared to the same period in 1997. The increase in new trailer sales revenue is due to the improved product mix and increased pricing in the Company's targeted customer markets of independent dealers and customized trailers, as discussed above. Although the Company had an increase in new trailer sales revenue for the first nine months of 1998 as compared to the corresponding period in 1997, new trailer sales revenues were negatively impacted by the flood and the one-week vacation shutdown at the Elba, Alabama plant, as discussed previously.

GROSS PROFIT Gross profit was $1.7 million for the third quarter of 1998 or 4.7% of sales compared to a gross profit of $0.2 million for the third quarter of 1997 or 0.5% of sales. The improvement in gross profit for the third quarter of 1998 was due to the Company's more profitable product mix and improved pricing, which management believes was primarily a result of the Company's strategy of rebuilding its independent dealer organization and targeting profitable customized niche markets. The gross margin in the third quarter of 1998 was adversely affected by the one-week vacation shutdown taken at the Company's Elba, Alabama plant. The negative gross margin in the third quarter of 1997 was primarily due to a heavy mix of low margin fleet business, which primarily consisted of standard dry freight vans.

Gross profit for the nine months ended October 3, 1998 was $4.5 million or 4.0% of sales as compared to a gross profit of ($3.8 million) or (3.2%) of sales for the corresponding period in 1997. The negative gross profit for the first nine months of 1997 was primarily due to $3.3 million in actual and accrued losses on the sale of the Company's used trailer inventory, and to a lesser extent, the heavy mix of large fleet orders for standard dry freight vans produced during 1997. The improvement in the gross profit margin during the first nine months of the year as stated above, is due to improved product mix and improved pricing on new trailers in the Company's targeted customer markets. The Company's gross profit was negatively impacted by certain flood related costs in the first quarter of 1998 and the one-week vacation shutdown during the third quarter of 1998 at the Elba, Alabama plant, discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the third quarter of 1998 decreased approximately 29.4% to $1.2 million as compared to $1.7 million for the third quarter of 1997. SG&A expenses as a percent of net sales declined to 3.5% for the quarter ended October 3, 1998 as compared to 4.4% for the quarter ended September 27, 1997. The decrease in SG&A expenses between quarters is reflective of management's plan of overall cost reductions. The decrease is primarily due to a $0.2 million reduction in salaries and benefit expenses and $0.3 million in professional fees.

SG&A expenses for the first nine months of 1998 decreased approximately 19.5% to $4.2 million as compared to $5.2 million for the first nine months of 1997. SG&A as a percent of sales was 3.8% for the nine months ended October 3, 1998 as compared to 4.4% for the nine months ended September 27, 1997. The primary components of SG&A expense were salaries and employee benefits for 60% and 54% and professional fees for 11% and 19% of total SG&A expenses for the nine months ended October 3, 1998 and September 27, 1997, respectively. The decrease in SG&A expense is primarily due to a 53% decrease in professional fees related to fees incurred with the Company's unsuccessful acquisitions targets and an 11% reduction in salaries and related employee costs.

PROVISION FOR PLANT CLOSING Costs related to the Company's closed facilities increased in the third quarter of 1998 over the same period in 1997 which includes costs related to the closed Northumberland, Pennsylvania plant which occurred during the fourth quarter of 1995. In March 1998, the Company completed the sale of its closed facilities in Edgerton, Wisconsin and Griffin, Georgia to private real estate investors. The Company received aggregate net proceeds on the sales of $0.7 million and recognized a net gain on the sale of these properties of $0.6 million during the first quarter of 1998.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended October 3, 1998 was $0.6 million as compared to interest expense, net of $0.5 million for the quarter ended September 27, 1997. The increase in interest expense between quarters is due to the Company maintaining a higher average balance on its revolving line of credit during the third quarter of 1998 as compared to the same period in 1997. The increase in interest expense was also due to the fees incurred with the amendments to the Company's revolving line of credit.

Interest expense, net for the first nine months of 1998 was $1.4 million as compared to $1.6 million for the same period in 1997. The higher interest expense for the first nine months of 1997 is primarily due to a $0.3 million write-off of unamortized financing costs.

NET LOSS Net loss for the quarter ended October 3, 1998 was $249,000, or $0.05 per share on a basic per share basis, as compared to a net loss of $1.9 million, or $0.39 per share, for the quarter ended September 27, 1997. As discussed previously, the loss is primarily due to the loss of revenue incurred from the Company's one-week vacation shutdown in July 1998 at the Elba, Alabama plant.

The Company's net loss in the first nine months of 1998 is attributed primarily to the impact of the loss of revenue from the flood and the one-week vacation shutdown at the Elba, Alabama plant on the Company's profitability.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents  were $8,000 at October 3, 1998 and December 31, 1997.

Net cash used in operating activities was $2.7 million for the period ended October 3, 1998 as compared to net cash used in operating activities of $7.1 million for the period ended September 27, 1997. The cash used in operating activities the first nine months of 1998 primarily resulted from an increase in accounts receivable of $1.7 million and inventory of $2.2 million and a decrease in accrued expenses of $2.4 million. The increase in accounts receivable is primarily due to a large order for one of the Company's independent dealers which was paid subsequent to the end of the quarter. The increase in inventory is due to the following: change in product mix has resulted in higher raw material content, increased production in certain types of customized vans and trailers, and increased purchases of laminated wood flooring all of which resulted in a $1.2 million increase in raw materials; and a higher level of work-in-process and finished goods which had not completely cycled through production as of quarter-end October 3, 1998 which resulted in a combined increase of $1.2 million. The decrease in accrued expenses of $2.4 million is primarily due to a decrease in reserve for closed plants which were sold in the first quarter of 1998, decrease in accrued interest expense, decrease in accrued warranty expense, and a decrease in accrued liability of parts owed to a customer. The uses of cash were primarily funded through a $3.3 million increase in accounts payable. Net cash used in operating activities for the first nine months of 1997 was $7.1 million, which was due to the Company's net losses of $10.4 million. This net loss was offset by a $6.1 million reduction in inventory.

Net cash provided by investing activities was $0.3 million for the period ended October 3, 1998 as compared to net cash used in investing activities of $0.1 million for the period ended September 27, 1997. The net cash provided by investing activities in 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $0.8 million in the first quarter of 1998. The net cash proceeds were offset by capital expenditures of $0.5 million. Net cash used in investing activities in 1997 was for capital expenditures.

Net cash provided by financing activities was $2.4 million for the period ended October 3, 1998 as compared to net cash provided by financing activities of $7.1 million for the period ended September 27, 1997. Net cash provided by financing activities for 1998 primarily came from net borrowings of $2.7 million under the Company's line of credit agreement. Net cash provided by financing activities in 1997 came from net borrowings of $7.5 million from the Company's line of credit agreement.

On March 28, 1997 the Company entered into a $14.0 million five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of November 13, 1998, the Company had $6.0 million in borrowings and $1.9 million in letters of credit outstanding under the Financing Agreement, and had $2.1 million in availability under the Financing Agreement. In August and November of 1997, the Company's $4.0 million term loan included as part of the Financing Agreement was revised. With the revisions, the term loan as of August 1, 1997 was $2.0 million with interest only for sixty days. The revised term loan was paid in eight installments with the final payment being on July 1, 1998. In August of 1998, the Company's Financing Agreement was amended to provide additional availability of $2.0 million until December 31, 1998. Management has begun discussions with the Company's asset-based lender to continue this $2.0 million of additional availability until March 31, 1998, if the flexibility of this additional availability is needed based on management's review. However, no assurances can be given that the Company will be successful in obtaining this extension. As of November 13, 1998, the Company was in compliance with the covenant requirements of the Financing Agreement. The Financing Agreement has continuous financial and operational covenants.

The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation resulted primarily from operating losses in 1996 and 1997 and an abnormally high level of used trailer inventory during the first half of 1997. This reduced cash position caused the Company to incur production downtime during the first half of 1997, which negatively affected operating results during the first half of 1997. With many customers purchasing replacement trailers only during the first quarter of 1997, the Company had to increase its acceptance of used trailers as trade-ins to obtain certain new trailer orders. By accepting trade-ins, the full cash value was not received until after the subsequent sale of the used trailers. As of October 3, 1998, the Company's inventory of used trailers was $0.5 million with no purchase commitments for used trailers. This level of used trailer inventory represents a $10.4 million decline in used trailer inventory and commitments from the Company's high of $10.9 million in March 1997. With the current strong demand for equipment by the trucking industry, the requirement on manufacturers to take used equipment has diminished. However, if the demand for equipment decreases, manufacturers may be required to take used equipment in order to obtain new trailer sales orders. The Company's strategy of developing its independent dealer network, focusing on customized niche markets, and reducing its reliance on large fleet orders should diminish the Company's requirements to participate in the used trailer market.

In addition to the amendment of its Financing Agreement described above, the United States Small Business Administration modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payments. The Company has other long-term obligations consisting of a mortgage on its Cartersville, Georgia location and an unsecured loan for the acquisition of its Dillon, South Carolina operation. The current portion of these three long-term obligations as of October 3, 1998 was $0.5 million with a remaining balance of $8.6 million. Management believes that the Company will continue to meet these obligations through the cash flow generated through operations and availability under its Financing Agreement.

The $14.0 million Financing Agreement allowed the Company to improve payment conditions with its vendors and provided the liquidity necessary for a consistent production flow. However, with the shutdown of the Elba facility production for two weeks due to flooding and the one-week vacation shutdown and the resulting losses, the Company's liquidity position continues to remain tight. However, the Company has seen improvement in its liquidity position in comparison to the corresponding period in the prior year. Earnings before interest, taxes, depreciation and amortization have improved by $9.7 million from ($7.8 million) for the nine months ended September 27, 1997 to $1.9 million for the nine months ended October 3, 1998. Management believes that the Company can generate some additional liquidity by: reducing inventories, continuing to improve product mix and reduce manufacturing costs, and improving credit limits and terms with vendors as the Company continues to show improved financial performance. No assurances can be given that the Company will be successful in these efforts.

BACKLOG

The Company's backlog of orders was approximately $25.4 million at October 3, 1998 and $25.0 million at December 31, 1997. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company expects to fill these orders over the next twelve months. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's independent dealers do maintain an inventory of stock trailers.

The current industry demand remains healthy as a strong freight market continues to require more equipment. However, in the event of a major economic downturn, the demand for equipment may see a significant decrease. The Company has added several new key independent dealers during the year and expects to see improvement in its independent dealer distribution as this network matures, and the Company obtains deeper penetration in its targeted customized markets. Additionally, the Company has successfully recruited several new experienced sales professionals during the latter part of 1998. Management believes that a strong dealer network provides a more stable and diverse customer base less susceptible to industry swings. Additionally, the new sales professionals should allow for more market penetration. However, no assurances can be given that the Company will not incur a decrease in demand for product if the industry demand for product diminishes.

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to identify and correct the Company's computer systems. The Year 2000 issue is the result of computer hardware and programs being designed to use two digits rather than four digits to define the applicable year. Any of the Company's hardware and programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This factor could result in system failure or miscalculations. The Company does not currently have significant manufacturing operations systems which would be affected by the Year 2000 issue. The Company's systems which rely on time sensitive information include primarily the accounting and purchasing systems. The Company presently believes that with modification to existing hardware and software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. Maintenance and modification costs will be expensed as incurred, while the costs of new hardware and software will be capitalized and amortized over the assets' useful lives. At this time, management can not provide a reasonable estimate of the amount of costs to be incurred for these modifications and conversions. It is anticipated that all modifications and conversions will be completed in a timely manner which will allow for proper testing. With the limited reliance on time sensitive computer systems, management does not believe that the Year 2000 issue will have a materially adverse affect on the Company's operations and that such systems which currently rely on time sensitive information could be performed by other methods. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company

Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. The failure of the Company's customers or suppliers to be Year 2000 ready could have a material adverse effect on the operations of the Company. Other than utilities, the third parties on which the Company relies most heavily are its suppliers of raw materials and customers. The Company is in the process of obtaining information from key suppliers and customers on their company's computer systems compliance with the Year 2000 issue. While the Company obtains its materials from a number of vendors and sells its products to a number of customers, if a sufficient number of these vendors or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative sources of these materials or customers. The inability to find or delay in finding such alternatives could have a material adverse effect on the Company's operations.

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

ITEM 6.     Exhibits and Reports on Form 8-K

            a.  The exhibits filed as part of this Report are as follows:

                  10.47 Amendment No. 6 dated as of August 31, 1998 to the Loan and Security Agreement dated March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

                  27 Financial Data Schedule [ For SEC Purposes Only]

            b.  No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DORSEY TRAILERS, INC.

Date:  November  13, 1998               By: /s/ Kurt Herbst
     ----------------------                -----------------------------------
                                        Kurt Herbst
                                        Vice President - Finance
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                             DORSEY TRAILERS, INC.

                               INDEX TO EXHIBITS


Exhibit Number                      Description
--------------                      -----------

    10.47 Amendment No.6 dated as of August 31, 1998 to the Loan and Security Agreement dated March 28, 1997 between Foothill
                  Capital Corporation and Dorsey Trailers, Inc.

       27         Financial Data Schedule (For SEC use only)