Form 10-K
period 1998-12-31
DORSEY TRAILERS INC
filed 1999-03-31
CIK 924117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION
                 FILE NUMBER 0-24354
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
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

                           ONE PACES WEST, SUITE 1700
                             2727 PACES FERRY ROAD
                                ATLANTA, GEORGIA
                                     30339
                    (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1999 was $ 4,949,004, based upon the closing price of the Company's common stock as quoted on the OTC -- Bulletin Board composite tape on such date.

     The number of shares outstanding of the registrant's common stock as of March 18, 1999 was 5,020,280.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1999 are incorporated in this Form 10-K Part III by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                             DORSEY TRAILERS, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1998

                                                                         PAGES
                                                                         -----
PART I.
Item 1.    Business....................................................    1
Item 2.    Properties and Insurance....................................    5
Item 3.    Legal Proceedings...........................................    5
Item 4.    Submission of Matters to a Vote of Security Holders.........    6

PART II.
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................    7
Item 6.    Selected Financial and Operating Data.......................    8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   15
Item 8.    Financial Statements and Supplementary Data.................   15
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   15

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   15
Item 11.   Executive Compensation......................................   15
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   15
Item 13.   Certain Relationships and Related Transactions..............   15

PART IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   16
SIGNATURES.............................................................   17

                                     PART I

ITEM 1 - BUSINESS

     Dorsey Trailers, Inc. ("the Company" or "Dorsey") designs, manufactures and markets a broad line of high-quality, customized truck trailers, including dry freight van trailers, refrigerated van trailers, flatbed trailers and dump trailers. The Company competes in the customized segment of the truck trailer industry through its authorized independent new trailer dealers ("the Dealer(s)") and on a direct basis. The Company's customers include many large, highly regarded and growth-oriented customers, including Caterpillar, Inc., Coca-Cola Bottling Co. Consolidated, J.B. Hunt Transport, Inc., Landstar System, Inc., RPS, Inc., Ryder Truck Rental, Inc., Southeastern Freight Lines, United Parcel Service, Watkins Motor Lines, Inc., Westpoint Stevens and XTRA, Inc.

PRODUCTS

     The Company's broad line of product offerings includes:

     - Dry Freight Van Trailers. These trailers are the most popular type of truck trailers and are purchased by most segments of the trucking industry. The Company produces the standard aluminum sheet and interior post trailers, as well as aluminum plate-side and fiberglass reinforced plywood (FRP) trailers. Other models offered include shorter "pup" vans that are used in doubles or triples operation and "piggybacks" that are used in domestic intermodal transportation. Dry freight van trailers represented 58.3% of net sales in 1998.

     Additional specialized dry freight van trailers produced by the Company include:

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

        - Package Carrier Van Trailers. The Company has worked closely with the small package carrier industry to develop lightweight, durable, high-capacity trailers. These trailers frequently include specialized design features such as integrated interior shelving and roller systems for efficient loading and unloading.

        - Other Products. The Company's other dry freight products include drop frame vans, open top trailers, chip haul trailers, exterior post vans, bulk fruit trailers and converter dollies.

     - Refrigerated Van Trailers. These trailers are used to transport temperature sensitive products. The Company's refrigerated vans are thermally efficient and were among the first to employ insulation material that is not harmful to the ozone layer of the atmosphere. The Company builds refrigerated vans of various lengths including both full size and "pup" refrigerated trailers. Dorsey's food service delivery trailers are highly customized and may include such features as multiple compartments with different temperatures, center partition systems, side doors, and steps for side and rear entry. Refrigerated van trailers represented 18.5% of net sales in 1998.

     - Flatbed Trailers. Flatbed trailers, also known as platform trailers, are used to carry loads such as steel and building materials. The Company produces a wide variety of platform trailers, including straight frames, drop frames and multi-axle units for specialized loads. All steel as well as composite steel and aluminum designs are produced to satisfy specific customer requirements. Flatbed trailers represented 15.6% of net sales in 1998.

     - Dump Trailers. Dump trailers are used to haul bulk products such as dirt, sand, rock, gravel, refuse, scrap and demolition by-products. The Company builds a variety of dump trailers, including double trailers with frame and frameless designs, of aluminum and steel construction. Dump trailers represented 4.2% of net sales in 1998.

     - Used Trailers. From time to time, the Company is involved in the sale of used trailers, which are supplied primarily by trade-ins from its new trailer customers. Used trailers represented 0.2% of net sales in 1998.

     - Parts and Accessories. Replacement parts and accessories are sold primarily to Dorsey Dealers. Parts and accessories represented 3.2% of net sales in 1998.

     The Company provides a limited five-year warranty against defects in material and workmanship on van trailers, refrigerated van trailers and platform trailers. The Company provides a similar two-year warranty on dump trailers. The Company's warranty costs historically have been approximately one percent of net sales per year.

SALES AND MARKETING

     The Company's marketing strategy is to offer a broad line of high quality trailers manufactured to the design specifications of its customers. The Company markets and distributes its products in two principal ways: through authorized Dealers and directly to national accounts. Dorsey's Dealers primarily serve smaller and medium-sized carriers, owner-operators and private fleets in the region where the Dealer is located. Dorsey's national accounts typically include the larger truckload and less-than-truckload common carriers, large private carriers, leasing companies, third party logistics companies and package carriers.

     During 1998, the Company increased its focus on its Dealer network and direct customized niche markets, such as fruit haul trailers, dumps, refrigerated vans, and package carrier vans. Management believes the Company is best suited to serve the Dealer network and the direct customized markets due to the skilled labor force, design engineering resources, diverse trailer models and option portfolio, and plant layouts. Additionally, management believes that these markets provide a higher return on the Company's investment than do the large fleet orders of standard dry freight vans. Management will continue to focus on the Dealer network and customized niche markets in 1999 with the goal of increasing the amount of sales derived from these markets.

CUSTOMERS

     Dealer Sales. Smaller and medium-sized customers are served through Dorsey's Dealer network. Dealer sales account for a substantial percentage of sales of refrigerated, flatbed and dump trailers. The Company's Dealers are highly responsive to customers in their service areas, allowing the Company to access these regional markets. Dealer sales accounted for approximately 65.5% in 1998, 38.5% in 1997 and 48.6% in 1996 of total new trailer sales revenue for each of the respective years. Dorsey has 95 authorized Dealers located in 36 states and 4 Canadian provinces. During 1998, the Company added 13 new Dealers. All Dealers are independently owned and operated. Most Dealers sell parts, provide general and warranty repair service for trailers, and sell used trailers, thereby providing a sales outlet for trailers taken in trade by the Company. The Company has no ownership interest in any Dorsey dealership and owns no branch retail stores. Management believes that independently owned dealerships are a more cost efficient distribution system than Company-owned branches. The Company has no plans to develop any Company-owned retail stores.

     The Company's relationships with its Dealers are governed by non-exclusive agreements that are terminable by either party upon 30 days' notice. These agreements generally provide that the Dealer's primary responsibility is to promote the sale of the Company's products in the geographic area the Dealer serves.

     National Account Sales. The Company strives to establish and maintain close, long-term relationships with its national account customers. Dorsey involves manufacturing and engineering personnel in its team approach to developing relationships with customers. National account sales represented approximately 34.5% in 1998, 61.5% in 1997, and 51.4% in 1996 of total new trailer sales revenue for each of the respective years. The Company has been successful in developing significant relationships as a supplier to many large, growth-oriented customers including:

     - Dry Freight Van Trailers: Coca-Cola Bottling Co. Consolidated, J.B. Hunt Transport, Inc., Landstar System, Inc., Penske Truck Leasing, RPS, Inc., Ryder Truck Rental, Inc., Southeastern Freight Lines, Transit Group, Inc., United Parcel Service, Watkins Motor Lines, Inc., and Westpoint Stevens.

     - Refrigerated Van Trailers: MARTRAC (a subsidiary of UPS), Ryder Truck Rental, Inc., J & R Schugel and XTRA, Inc.

     - Flatbed Trailers: D.M. Bowman, J.B. Hunt Transport, Inc., Landstar System, Inc., Schilli Leasing, and XTRA, Inc.

     For the year ended 1998, no customer or Dealer represented greater than 10% of the Company's total sales. For the year ended 1997, sales to United Parcel Service were $ 21.3 million, which exceeded 10% of the Company's total sales. For the year ended 1996, sales to U.S. Xpress exceeded 10% of the Company's total sales.

ENGINEERING AND MANUFACTURING

     Dorsey considers its engineering expertise, combined with the manufacturing experience of its work force, key competitive advantages. The Company utilizes this experience and expertise in its marketing by including engineering and manufacturing personnel in meetings with potential Dorsey customers to assist in defining and meeting the customer's objectives. This team approach often results in new and unique ways of satisfying the customer's needs. The process also ensures effective communication throughout the organization.

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

     Each of the Company's trailers is manufactured from customized designs based on detailed customer specifications of each aspect of the trailer, including dimensions, structural requirements, fabrication materials, component parts and accessories. Examples of some of the custom design features available include extra floor support for heavy loads, specialized door placements, pull out steps and platforms at doors, fluorescent interior lighting systems, multi-axle systems, specialized braking systems, and specialized placement of cargo tie downs. The manufacturing process involves the fabrication of components. Additional materials, which need no modification prior to assembly, are also utilized in the manufacturing process. These materials include wood floors, tires, wheels, axles and support gear. The Company is not reliant on a single source or supplier for raw materials. In addition, the Company believes that there are multiple sources and suppliers available to provide raw materials used in the manufacturing process.

BACKLOG

     The Company's backlog of orders was approximately $34.7 million, $25.0 million and $26.0 million at December 31, 1998, 1997 and 1996, respectively. Dorsey includes in backlog only those orders for trailers for which a confirmed customer order has been received. Dorsey expects to fill all of these orders by the end of 1999. The Company manufactures trailers only to customer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of Dorsey's Dealers do maintain an inventory of stock trailers.

     The current industry demand remains healthy, as a strong freight market continues to require more equipment. However, in the event of a major economic downturn, the demand for equipment may see a significant decrease. The

Company has added several new key Dealers during the year and expects to see improvement in its Dealer distribution as this network matures and the Company obtains deeper penetration in its targeted customized markets. Management believes that a strong Dealer network provides a more stable and diverse customer base less susceptible to industry swings. Additionally, the Company has restructured its sales organization to focus on the needs of its Dealer network and customized markets. However, no assurances can be given that the Company will not incur a decrease in demand for product if the industry demand for product diminishes.

EMPLOYEES

     As of December 31, 1998, the Company employed 1,007 persons, of whom 960 were employed in engineering, manufacturing, and materials, 19 in sales and marketing and 28 in administration, finance and general management.

     As of December 31, 1998, approximately 75% of the Company's hourly manufacturing employees at the Elba, Alabama plant are represented by the International Association of Machinists and Aero Space Workers ("IAM") under a three year collective bargaining agreement that expires April 30, 1999. Management has begun negotiations with the IAM on a renewal of the collective bargaining agreement. Management believes that there will be no interruptions from this negotiation and that a collective bargaining agreement will be completed. The Cartersville, Georgia and Dillon, South Carolina plants are non-union.

     The Company considers its relationship with its employees to be satisfactory.

COMPETITION

     The truck trailer manufacturing industry is highly competitive and barriers to entry are relatively low. Dorsey faces competition from numerous truck trailer manufacturers of various sizes and financial strength. Dorsey is one of the larger manufacturers of truck trailers. Some of the other large manufacturers are Wabash National Corporation, Great Dane Limited Partnership, Utility Trailer Manufacturing Company, Trailmobile Corporation, Stoughton Trailers, Inc., Strick Corporation, HPA Monon Corporation, Lufkin Trailers and Fontaine Trailer Company. The Company competes on the basis of product availability and delivery time, design and engineering innovations and capabilities, product quality and durability, warranties, service, customer relationships and price.

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

ENVIRONMENTAL MATTERS

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources (WDNR) conducted an environmental inspection that identified certain environmental response requirements. The Company and certain prior owners of the Edgerton plant are cooperating in conducting remediation at the plant site and in joining with other potentially responsible parties in addressing the landfill site. The Company has paid its appropriate share of the total costs needed to finalize the redemption work at the site. In 1998, the Company sold this facility, and management believes that it has no additional environmental liability related to this site.

     In December 1990, a leak was detected in an underground storage tank containing an industrial solvent at the Elba, Alabama facility. The Company notified the Alabama Department of Environmental Management ("ADEM") of the leak and hired an environmental consulting firm to investigate the problem and recommend corrective action. A remediation system, approved by ADEM, was installed and is performing according to expectations. The Company does not expect the costs of remediation maintenance to exceed the reserve established, or to have a material impact on the Company's financial position, results of operations or cash flows.

PATENTS AND TRADEMARKS

     The Company has been issued a patent in the United States to protect the design concept and manufacturing method of the Company's CargoGuard(R) van trailer. The Company has been granted a trademark registration for the Dorsey(R), CargoGuard(R) , and Liteguard(R) names in the United States. The Company does not consider its business to be materially dependent on one particular patent or trademark.

ITEM 2 - PROPERTIES AND INSURANCE

     The Company's design and manufacture of truck trailers are performed at three facilities. Dry freight vans and refrigerated vans are produced at a 400,000 square foot facility on 74 acres in Elba, Alabama. Flatbed trailers are produced at a 150,000 square foot facility on 16 acres in Cartersville, Georgia. Dump trailers are produced at a 45,100 square foot facility in Dillon, South Carolina. Management believes these facilities have sufficient manufacturing capacity to produce the Company's forecasted market requirements. The Company's principal executive offices are located in an approximately 7,000 square foot office in Atlanta, Georgia, which is leased by the Company.

     The Company owns an inactive 144,000 square foot facility in Northumberland, Pennsylvania, being held for sale. In March 1998, the Company completed the sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia to private real estate investors. The Company received aggregate net proceeds on the sales of $0.7 million and recognized a net gain on the sale of these properties of $0.6 million.

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

ITEM 3 - LEGAL PROCEEDINGS

     In December 1997, an Administrative Law Judge of the National Labor Relations Board ("NLRB") ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate affected employees for any loss of earnings. In March 1999, a three-member panel of the NLRB affirmed the Administrative Law Judge's decision. The Company will now continue the appeal process in the Federal Courts, a procedure that could take up to several years. No part of this order will take effect during the appeal process. The Company does not have sufficient information to estimate the cost that would be incurred if the Company was required to carry out this order. Management intends to vigorously defend against this order and believes that the Company will prevail in the appeal process.

     In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1.0 million by that insurance company in the settlement of product liability litigation. The Company has filed a motion for summary judgment. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management after reviewing available information relating to the above matters and consulting with legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1998 in respect thereof, by an amount which would have a materially adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows, could be materially affected.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated by reference from the Registrant's Form 10-Q for the quarter ended April 4, 1998.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the period indicated, the high and low bid prices per share of the Common Stock as reported on The Nasdaq Stock Market and OTC -- Bulletin Board:

                                                              HIGH     LOW
                                                             ------   ------
1997
  First Quarter............................................  $3.375   $2.375
  Second Quarter...........................................  $3.375   $1.375
  Third Quarter............................................  $4.000   $1.500
  Fourth Quarter...........................................  $3.500   $2.375
1998
  First Quarter............................................  $3.625   $2.375
  Second Quarter...........................................  $4.625   $2.875
  Third Quarter............................................  $3.250   $1.250
  Fourth Quarter...........................................  $1.375   $0.875
1999
  First Quarter (through March 18, 1999)...................  $2.875   $0.875

         Source: Dow Jones Interactive Quotes & Market Data

     As of March 18, 1999, the Common Stock was held by approximately 93 holders of record and approximately 1,100 beneficial owners.

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

DIVIDEND POLICY

     The Company has not paid cash dividends since its initial public offering. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company has entered into a loan agreement that contains, among other things, restrictions on the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

ITEM 6 - SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth selected financial and operating data of the Company. The selected financial data, except for the unaudited pro forma data, as of December 31, 1998, 1997, 1996, 1995 and 1994 and for each of the five years then ended have been derived from the Financial Statements of the Company which have been audited by PricewaterhouseCoopers LLP, the Company's independent accountants. Unaudited pro forma adjustments for 1994 have been shown to reflect the income tax provision which would have been made if the Company had been a taxable corporation throughout such period. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                 1998         1997         1996         1995         1994
                                              ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND OPERATING DATA)
Statement of Operations Data:
  Net sales.................................   $150,328     $156,966     $157,366     $227,944     $205,625
  Cost of sales.............................    143,508      158,514      156,214      215,048      189,474
                                               --------     --------     --------     --------     --------
     Gross profit...........................      6,820       (1,548)       1,152       12,896       16,151
  Selling, general and administrative
     expenses...............................      5,975        7,372        8,753        7,349        6,774
  Provision for plant closing (1)...........                                               350
                                               --------     --------     --------     --------     --------
  Operating income (loss)...................        845       (8,920)      (7,601)       5,197        9,377
  Interest expense, net.....................     (1,900)      (1,649)        (408)         (62)        (647)
  Gain on property sales....................        568
                                               --------     --------     --------     --------     --------
     Income (loss) before income taxes......       (487)     (10,569)      (8,009)       5,135        8,730
  Provision for (benefit from) income
     taxes..................................                    (387)      (3,084)         891
                                               --------     --------     --------     --------     --------
     Net income (loss)......................   $   (487)    $(10,182)    $ (4,925)    $  4,244     $  8,730
                                               ========     ========     ========     ========     ========
     Basic earnings (loss) per share........   $  (0.10)    $  (2.03)    $  (0.99)    $   0.85
  Average shares outstanding -- basic.......      5,020        5,007        4,995        4,990
Unaudited Pro Forma Data (2):
  Pro forma income taxes....................                                                       $  1,805
  Pro forma net income......................                                                          6,925
  Pro forma net income per share............                                                           1.53
  Pro forma weighted average shares
     outstanding............................                                                          4,516
Operating Data:
  Number of new trailers sold...............      8,408        7,934        8,595       12,276       12,010
  Sales per employee........................   $149,283     $152,839     $160,251     $174,938     $155,306
Balance Sheet Data (at December 31 of each
  year):
  Total assets..............................   $ 32,934     $ 33,367     $ 45,019     $ 47,449     $ 47,516
  Long-term debt, including current
     portion................................     12,790       14,935        9,876       10,315        8,755
  Total stockholders' (deficit) equity......     (4,711)      (4,310)       5,615       10,193        5,248

---------------

(1) For 1997 and 1996, the provision for plant closing has been reclassed to selling, general and administrative expenses.
(2) From inception of the Company in 1987 until the Company's initial public offering in July 1994, the Company elected to be treated as an S Corporation and, accordingly, was not subject to corporate income taxes. Following the initial public offering, the Company became subject to corporate income tax. Unaudited pro forma net income has been computed as if the Company were subject to federal and state income taxes for all periods presented, based on tax laws in effect during the respective periods.

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

INCLUSION OF FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of raw materials, component prices, labor shortages or work stoppage, dependence on current industry trends and demand for product, manufacturing interruption due to unfavorable natural events, unfavorable results of outstanding litigation, government regulations and new technologies or products. Readers should review and consider the various disclosures included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of expense items to net sales for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   95.5    101.0     99.3
                                                              -----    -----    -----
Gross profit................................................    4.5     (1.0)     0.7
Selling, general and administrative expenses................    3.9      4.7      5.6
                                                              -----    -----    -----
Income (loss) from operations...............................    0.6     (5.7)    (4.9)
Interest expense, net.......................................    1.3      1.0      0.2
Gain on property sales......................................    0.4       --       --
                                                              -----    -----    -----
Loss before benefit from income taxes.......................   (0.3)    (6.7)    (5.1)
Benefit from income taxes...................................     --      0.2      2.0
                                                              -----    -----    -----
Net loss....................................................   (0.3)%   (6.5)%   (3.1)%
                                                              =====    =====    =====

     Net Sales

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                1998        1997        1996
                                              --------    --------    --------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT
                                                      PERCENTAGE DATA)
Net sales...................................  $150,328    $156,966    $157,366
Percentage decrease in sales from prior
  period....................................      (4.2)%      (0.2)%     (31.0)%

     Net sales for 1998 decreased by $6.6 million or 4.2% to $150.3 million from $157.0 million for 1997. The decrease in sales is due to the decrease in used trailer sales. Used trailer sales for 1998 were $0.3 million compared to $15.7 million for 1997. This reduction in used trailer sales corresponds to the reduction in the Company's used trailer inventory during each year. The reduction in used trailer inventory and corresponding decline in used trailer sales can be attributed to the strong demand for equipment by the trucking industry. As a result, the requirement on a manufacturer to take used equipment in order to obtain new trailer sales orders has diminished; however, if the demand for equipment should decrease, the requirement on manufacturers to take used equipment could increase. The Company's strategy of focusing on its independent dealer network and customized niche markets should diminish the Company's requirement to take used trailers as the used trailer requirements are primarily a focus of the large fleet business. The Company is reducing its focus on those large fleets requiring the trade-in of their used trailers. The Company believes that its strategy of developing its independent dealer market will also assist in diminishing the requirements of the Company to take used trailers as these independent dealers will accept and market the majority of used trailer equipment for resale. However, no assurances can be given that the Company will not be required to take on used trailers as part of a new sales order.

     New trailer sales for 1998 were $145.2 million, a 6.2% increase over new trailer sales revenue for 1997 of $136.7 million. The volume of new trailers sold in 1998 increased by 5.9% over new trailers sold in 1997. Besides the improvement in the volume of trailers sold, the Company also experienced improvement in product mix as the volume of higher unit priced equipment such as refrigerated vans, dumps, and highly customized trailers increased in 1998. Although the Company had an increase in new trailer sales revenue in 1998 as compared to 1997, new trailer sales revenues were negatively impacted by the flood at the Elba, Alabama plant discussed below, as well as a one-week vacation shutdown taken during July 1998 at this plant. During that week, in addition to addressing routine maintenance issues, the Company reconfigured and consolidated the dry freight manufacturing production lines for more efficient production, and added subassembly capabilities. These related process changes are resulting in lower manufacturing costs and more efficient operations.

     Net sales decreased $0.4 million to $157.0 million for 1997 as compared to $157.4 million for 1996. The Company was able to maintain sales revenue at relatively the same level between years although the number of new trailers sold between years decreased 8.0%, because of the increase in used trailers sales. New trailer sales for 1997 were $136.7 million compared to $148.6 million for 1996, an 8.0% decrease. The decrease in new trailer sales primarily occurred in the first nine months of 1997 while the fourth quarter sales between years remained the same. Used trailer sales were $15.7 million for 1997 compared to $3.0 million for 1996. The increase in used trailer sales was due to the increased level of used trailers being taken in as trades on new trailer orders accepted at the end of 1996.

     Gross Profit

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                             1998          1997         1996
                                            -------      --------      -------
                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                     PERCENTAGE DATA)
Gross profit..............................  $6,820       $(1,548)      $1,152
As a percentage of net sales..............     4.5%         (1.0)%        0.7%

     Gross profit as a percentage of net sales, or gross margin, increased to 4.5% in 1998 from (1.0%) in 1997 and gross profit increased to $6.8 million from ($1.5) million. This level of gross margin and gross profit is the highest the Company has reported since 1995. The improvement in the gross profit for 1998 was due to the Company's more profitable product mix, improved pricing and increased volume of new trailer sales, which management believes was primarily a result of the Company's strategy of rebuilding its independent dealer organization and targeting customized niche markets. Although the Company showed significant improvement in its gross profit in 1998, the gross profit in 1998 was negatively impacted by certain flood related costs, and the one-week vacation shutdown, as discussed previously.

     Gross profit as a percentage of net sales, or gross margin, decreased to (1.0%) in 1997, from 0.7% for 1996 and gross profit decreased to ($1.5) million from $1.2 million for 1996. The negative gross profit was primarily due to the following: heavy mix of low margin fleet orders completed in the first nine months of 1997, losses on used trailers of $3.3 million, and an increase of approximately $0.4 million in wood floor prices in the first half of 1997 which the Company was not able to pass on to its customers. The Company returned to a positive gross profit in the third quarter of 1997.

     Selling, General and Administrative Expenses

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1998         1997         1996
                                             -------      -------      -------
                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                     PERCENTAGE DATA)
Selling, general and administrative
  expenses.................................  $5,975       $7,372       $8,753
As a percentage of net sales...............     3.9%         4.7%         5.6%

     Selling, general and administrative ("SG&A") expenses decreased by $1.4 million to $6.0 million for 1998 from $7.4 million for 1997. SG&A as a percentage of sales decreased to 3.9% in 1998 from 4.7% in 1997. The decrease in SG&A expenses between years is reflective of management's plan of overall cost reductions. The decrease primarily is a result of a 22.7% reduction in salaries and benefits, a 25.2% reduction in consulting fees and a 53.3% reduction in professional fees related to fees incurred in 1997 in connection with the Company's unsuccessful acquisition efforts and a reduction in litigation expense.

     SG&A expenses decreased $1.4 million to $7.4 million for 1997 from $8.8 million for 1996. SG&A expenses decreased between years primarily from a reduction in professional fees and an overall reduction in SG&A expenses as a result of management's plan of cost reduction. SG&A, as a percentage of sales, decreased to 4.7% in 1997 from 5.6% for 1996.

     Gain On Property Sales

     In March 1998, the Company completed the sale of its closed facilities in Edgerton, Wisconsin and Griffin, Georgia to private real estate investors. The Company received aggregate net proceeds on the sales of $0.7 million and recognized a net gain on the sale of these properties of $0.6 million during 1998.

     Interest Expense, Net

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1998         1997         1996
                                             -------      -------      -------
                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                     PERCENTAGE DATA)
Interest expense, net......................  $1,900       $1,649       $  408
As a percentage of net sales...............     1.3%         1.0%         0.2%

     Net interest expense increased to $1.9 million for 1998 from $1.6 million for 1997. The 1997 interest expense of $1.6 million is reduced by $0.4 million in interest income received upon renegotiation of the Company's retail finance agreement (See Note 9). The Company's interest expense primarily was the result of the usage of its long-term revolving line of credit.

     Net interest expense increased $1.2 million to $1.6 million for 1997 as compared to $0.4 million for 1996. The increase in interest expense is due to the use of the long-term revolving line of credit in 1997 and the write-off of $0.3 million in unamortized financing costs associated with replacing the Company's previous line of credit, partially offset by $0.4 million in interest income received upon renegotiation of the Company's retail financing agreement (See Note 9).

OVERALL

     On March 8, 1998, the Company's manufacturing facility in Elba, Alabama, which accounts for approximately 80% of the Company's new trailer production, was affected by flooding in the plant and surrounding area. The Company lost approximately two weeks of new trailer production in 1998 due to the flood. The Elba facility has fully recovered from the effects of the flood.

BENEFIT FROM INCOME TAXES AND NET LOSS

     The Company reported a net loss of $0.5 million or $0.10 loss per share for 1998, as compared to a net loss of $10.2 million or $2.03 loss per share for 1997. The Company reported a quarterly net profit in the second and fourth quarters of 1998. The net profit reported in the fourth quarter of 1998 was the highest quarterly profit that the Company reported since 1995. The Company reported a net loss in the first and third quarters of 1998. The loss in the first quarter was attributable to the two-week shutdown in Elba, Alabama due to the flood, and the loss in the third quarter of 1998 was due in part to the one-week vacation shutdown and start-up after the shutdown in the Elba, Alabama plant, both previously discussed. The Company reported no benefit from income taxes for 1998 as the Company increased its valuation reserve for certain income tax benefits by $0.2 million to $3.6 million, which the Company may ultimately use to offset against future taxable income.

     The Company reported a net loss of $10.2 million, or $2.03 loss per share for 1997, as compared to a net loss of $4.9 million, or $.99 loss per share, for 1996. The Company recorded a benefit from income taxes of $0.4 million for 1997 resulting in an effective income tax rate of 3.7% compared to a benefit from income taxes of $3.1 million for 1996 resulting in an effective income tax rate of 38.5%. The lower effective tax rate is due to the fact that the Company recorded a $3.4 million valuation reserve for certain income tax benefits which the Company expects to ultimately use to offset against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1998 were $7,000 as compared to $8,000 at December 31, 1997.

     Net cash provided by operating activities was $2.1 million for 1998 as compared to net cash used in operating activities of $5.1 million for 1997 and $4.3 million for 1996. Cash provided by operating activities for 1998 was primarily from a $4.2 million increase in accounts payable and depreciation and amortization of $1.8 million. The increase in accounts payable is due to improved supplier credit terms as the Company's financial results have improved. These sources of cash were offset by a $1.9 million decrease in accrued expenses and a $1.6 million increase in inventory. The $1.9 million decrease in accrued expenses was the result of a decrease in reserve for closed plants which were sold in 1998, decrease in accrued interest expense, decrease in accrued warranty expense, decrease in self-insurance reserve, and a decrease in accrued liability of parts prepaid by a customer. The $1.6 million increase in inventory is due to the following: change in product mix has resulted in higher raw material content and increased production in certain types of customized vans and trailers resulted in a $1.3 million increase in raw materials and a higher monetary value of work in process. Cash used in operating activities for 1997 was primarily used to fund the Company's loss of $10.2 million and a $5.5 million decrease in accounts payable. This cash used was offset by a $7.5 million decrease in inventories, primarily used trailers; a $1.5 million decrease in accounts receivable and a $2.5 million decrease in prepaid and other current assets, primarily receipt of the tax refund from 1996. Cash used in operating activities for 1996 was primarily used to fund the increase in inventory of $1.8 million, a $2.4 million increase in income tax receivable, and operating losses of $4.9 million. The increase in inventory was due to a $3.6 million increase in used trailers which was offset by a decrease in raw materials of $1.9 million. The cash used for 1996 was primarily funded by the Company's cash and cash equivalents and an increase in accounts payable.

     Net cash provided by investing activities was $24,000 as compared to net cash used in investing activities of $0.3 million and $2.5 million for 1997 and 1996, respectively. Net cash provided by investing activities in 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $0.7 million. The net cash proceeds were almost completely offset by capital expenditures in 1998. Net cash used in investing activities for 1997 was used for capital expenditures. Net cash used in investing activities for 1996 was used to fund $1.3 million for capital expenditures and $1.1 million for the cash payment portion of the purchase of a dump trailer manufacturing operation. In July 1996, the Company purchased the operations of a dump trailer manufacturer for $1.8 million. An unsecured note payable of $0.6 million was issued to the seller at a floating prime interest rate.

     Net cash used in financing activities was $2.1 million for 1998 as compared to net cash provided by financing activities of $5.3 million for 1997 and net cash used in financing activities of $0.8 million for 1996. Net cash used in financing activities of $2.1 million was primarily the result of net payments of $1.8 million made on the Company's long-term revolving line of credit. Net cash provided in 1997 was from net advances under the Company's long-term revolving line of credit of $5.6 million which funded the net cash used in operating activities of $5.1 million in 1997. Net cash used in financing activities for 1996 was used for the scheduled repayment of long-term debt.

     On March 28, 1997 the Company entered into a $14 million five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of March 18, 1999, the Company had $4.9 million and $1.9 million in letters of credit outstanding under the Financing Agreement and had $2.3 million in availability under the Financing Agreement. In August and November of 1997, the Company's $4.0 million term loan included as part of the Financing Agreement was revised. With the revisions, the term loan at August 1, 1997 was $2 million with interest only for sixty days. The revised term loan was paid in eight installments with the final payment being made on July 1, 1998. On December 31, 1998, the Company's Financing Agreement was amended to provide an overadvance facility of $2.0 million through January 31, 1999; $1.5 million through February 28, 1999; and $1.0 million through March 31, 1999. It is the Company's intent and expectation to not have a requirement for an overadvance facility after March 31, 1999. As of March 18, 1999, the Company was in compliance with the continuous financial and operational covenant requirements of the Financing Agreement.

     The Company experienced a significant tightening of its liquidity beginning in the fourth quarter of 1996. The situation resulted primarily from operating losses in 1996 and 1997 and an abnormally high level of used trailer inventory in the first half of 1997. This reduced cash position caused the Company to incur production downtime during the first half of 1997 which negatively affected operating results during the first half of 1997. With many customers purchasing replacement trailers only during the first quarter of 1997, the Company had to increase its acceptance of used trailers as trade-ins to obtain certain new trailer orders. By accepting trade-ins, cash was not received until after the subsequent sale of the used trailers. As of December 31, 1998, the Company's inventory of used trailers was $0.4 million with no purchase commitments for used trailers. This level of used trailer inventory represents a $10.5 million decline in used trailer inventory and commitments from the Company's high of $10.9 million in March 1997. With the current strong demand for equipment by the trucking industry, the requirement on manufacturers to take used equipment has diminished. However, if the demand for equipment decreases, manufacturers may be required to take used equipment in order to obtain new trailer sales orders. The Company's strategy of developing its independent dealer network, focusing on customized niche markets, and reducing its reliance on large fleet orders should diminish the Company's requirements to participate in the used trailer market.

     In addition to the amendments of its Financing Agreement described above, the United States Small Business Administration modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payments from $69,326 to $40,500. The Company has other long-term obligations consisting of a mortgage on its Cartersville, Georgia location and an unsecured loan for the acquisition of its Dillon, South Carolina operation. The current portion of these three long-term obligations as of December 31, 1998 was $0.5 million with a remaining balance of $8.5 million. Management believes that the Company will continue to meet these obligations through the cash flow generated through operations and availability under its Financing Agreement.

     The $14.0 million Financing Agreement allowed the Company to improve payment conditions with its vendors and provided the liquidity necessary for a consistent production flow. However, with the shutdown of the Elba, Alabama facility production for two weeks due to flooding and the one-week vacation shutdown and the resulting losses, the Company's liquidity position continued to remain tight. However, the Company has seen improvement in its liquidity position in comparison to the prior year. Earnings before interest, taxes, depreciation and amortization have improved by $10.3 million from the ($7.1) million for 1997 to $3.2 million for 1998. Management believes that the Company can generate some additional liquidity by reducing inventories, continuing to improve product mix and reduce manufacturing costs, and improve credit limits and terms with vendors as the Company continues to show improved financial performance. No assurances can be given that the Company will be successful in these efforts.

ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS No. 132 establishes disclosure requirements for pensions and other postretirement benefits. The Company adopted FAS No. 132 for the year ended December 31, 1998.

     In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting methods and disclosure requirements for derivatives and hedging activities. The Company does not currently have any derivatives or derivatives that qualify as hedges. Thus, management does not believe that the adoption of FAS No. 133 will have any impact on the Company's financial position or results of operations or require any changes in disclosures. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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

YEAR 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to identify and correct the Company's computer systems. The Year 2000 issue is the result of computer hardware and programs being designed to use two digits rather than four digits to define the applicable year. Any of the Company's hardware and programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This factor could result in system failure or miscalculations. The Company does not currently have significant manufacturing operation systems which would be affected by the Year 2000 issue. The Company's systems which rely on time sensitive information include primarily the accounting and purchasing systems. The Company presently believes that with modification to existing hardware and software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. Maintenance and modification costs will be expensed as incurred, while the costs of new hardware and software will be capitalized and amortized over the assets' useful lives. Management estimates the total cost of the conversion and modification to be $0.9 million, which has been approved by the Board of Directors of the Company and has been incorporated in the Company's 1999 capital expenditure and operating budget. It is anticipated that testing all modifications will occur in late spring 1999, with conversion mid-summer. This timing allows management sufficient time to implement a contingency plan, should problems arise during testing or modification. With limited reliance on time sensitive computer systems, management does not believe that the Year 2000 issue will have a materially adverse affect on the Company's operations and that such systems which currently rely on time sensitive information could be performed by other methods, i.e. PC based solutions. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

     Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. The failure of the Company's customers or suppliers to be Year 2000 ready could have a materially adverse effect on the operations of the Company. Other than utilities, the third parties on which the Company relies most heavily are its suppliers of raw materials and customers. The Company is in the process of obtaining information from key suppliers and customers on their company's computer systems compliance with the Year 2000 issue. While the Company obtains its materials from a number of vendors and sells its products to a number of customers, if a sufficient number of these vendors or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative sources of these materials or customers. The inability to find or delay in finding such alternatives could have a material adverse effect on the Company's operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in Part IV, Item 14 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information under the headings "Proposal I -- Election of a Director -- Director and Director Nominee Information," -- "Executive Officers of the Company" and -- "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held April 26, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the headings "Proposal I -- Election of a Director" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held April 26, 1999. In no event shall the information contained in the Proxy Statement under the headings "Stockholder Return Comparison" and "Report of the Compensation Committee of the Board of Directors" be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Proposal I -- Election of a Director -- Principal Stockholders of the Company" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held April 26, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the headings "Proposal I -- Election of a Director -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held April 26, 1999. Additionally, see Note 11 of the Notes to Financial Statements for related party transactions.

                                    PART IV

ITEM 14 - FINANCIAL STATEMENTS

(a) 1. Financial Statements

     The following financial statements of Dorsey Trailers, Inc., incorporated by reference into Item 8, are attached hereto:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Accountants...........................    F-1
Balance Sheets as of December 31, 1998 and 1997.............    F-2
Statements of Operations for the years ended December 31,       F-3
  1998, 1997 and 1996.......................................
Statements of Changes in Stockholders' Equity (Deficit) for     F-4
  the years ended December 31, 1998, 1997 and 1996..........
Statements of Cash Flows for the years ended December 31,       F-5
  1998, 1997 and 1996.......................................
Notes to Financial Statements...............................    F-6
2. Financial Statement Schedules
  Schedule VIII -- Valuation and Qualifying Accounts........   F-21
  All other schedules have been omitted because the
     schedules are either inapplicable or the information
     required is included in the financial statements or
     notes thereto.
3. Exhibits.................................................   F-22

(b) Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1999.

                                         DORSEY TRAILERS, INC.

                                         By:     /s/ MARILYN R. MARKS
                                          --------------------------------------
                                                     Marilyn R. Marks
                                               Chief Executive Officer and
                                            Chairman of the Board of Directors

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 18, 1999.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ MARILYN R. MARKS                   Chief Executive Officer and Chairman of the Board
-----------------------------------------------------    of Directors
                  Marilyn R. Marks

                   /s/ KURT HERBST                     Vice President -- Finance (Principal Financial
-----------------------------------------------------    and Accounting Officer)
                     Kurt Herbst

              /s/ LAWRENCE E. MOCK, JR.                Director
-----------------------------------------------------
                Lawrence E. Mock, Jr.

                 /s/ J. HOYLE RYMER                    Director
-----------------------------------------------------
                   J. Hoyle Rymer

                /s/ NEIL A. SPRINGER                   Director
-----------------------------------------------------
                  Neil A. Springer

                           ANNUAL REPORT ON FORM 10-K

                                 Item 14(a) 1.
                              Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dorsey Trailers, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 16 present fairly, in all material respects, the financial position of Dorsey Trailers, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
January 25, 1999

                             DORSEY TRAILERS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1998         1997
                                                              -------      -------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $     7      $     8
  Accounts receivable, less allowance for doubtful accounts
     of $145 and $129.......................................    6,284        6,811
  Inventories...............................................   13,090       11,479
  Prepaid expenses and other assets.........................      133          540
                                                              -------      -------
          Total current assets..............................   19,514       18,838
  Property, plant and equipment, net........................    7,562        8,447
  Deferred income taxes.....................................    4,235        4,179
  Other assets..............................................    1,623        1,903
                                                              -------      -------
          Total assets......................................  $32,934      $33,367
                                                              =======      =======
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt.........................  $   496      $   350
  Accounts payable..........................................   16,815       12,638
  Accrued wages and employee benefits.......................    4,204        4,348
  Accrued expenses..........................................    1,236        3,156
                                                              -------      -------
          Total current liabilities.........................   22,751       20,492
Long-term revolving line of credit..........................    3,807        5,571
Long-term debt..............................................    8,487        9,014
Accrued pension liability...................................    1,600        1,600
Accrued warranty............................................    1,000        1,000
                                                              -------      -------
          Total liabilities.................................   37,645       37,677
                                                              -------      -------
Stockholders' deficit
  Preferred stock, $.01 par value, 500,000 shares
     authorized; none issued or outstanding.................
  Common stock, $.01 par value, 30,000,000 shares
     authorized; 5,020,280 and 5,013,422 shares issued and
     outstanding............................................       50           50
  Additional paid-in capital................................    2,681        2,595
  Accumulated deficit.......................................   (7,365)      (6,878)
  Unrecognized pension liability............................      (77)         (77)
                                                              -------      -------
          Total stockholders' deficit.......................   (4,711)      (4,310)
Commitments and contingencies (Note 9)......................       --           --
                                                              -------      -------
          Total liabilities and stockholders' deficit.......  $32,934      $33,367
                                                              =======      =======

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
Net sales...................................................  $150,328    $152,309    $157,366
Net sales -- related party..................................                 4,657
                                                              --------    --------    --------
          Total net sales...................................   150,328     156,966     157,366
Cost of sales...............................................   143,508     153,038     156,214
Cost of sales -- related party..............................                 5,476
                                                              --------    --------    --------
          Total cost of sales...............................   143,508     158,514     156,214
Gross profit................................................     6,820        (729)      1,152
Gross profit -- related party...............................                  (819)
                                                              --------    --------    --------
          Total gross profit................................     6,820      (1,548)      1,152
Selling, general and administrative expenses................     5,975       7,372       8,753
                                                              --------    --------    --------
Income (loss) from operations...............................       845      (8,920)     (7,601)
Interest expense, net.......................................    (1,900)     (1,649)       (408)
Gain on property sales......................................       568
                                                              --------    --------    --------
     Loss before income taxes...............................      (487)    (10,569)     (8,009)
Benefit from income taxes...................................                  (387)     (3,084)
                                                              --------    --------    --------
  Net loss..................................................  $   (487)   $(10,182)   $ (4,925)
                                                              ========    ========    ========
  Basic loss per share......................................  $  (0.10)   $  (2.03)   $  (0.99)
                                                              ========    ========    ========
  Average shares outstanding
     Basic..................................................     5,020       5,007       4,995
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              RETAINED
                                             COMMON STOCK      ADDITIONAL     EARNINGS     UNRECOGNIZED
                                          ------------------    PAID-IN     (ACCUMULATED     PENSION
                                           SHARES     AMOUNT    CAPITAL       DEFICIT)      LIABILITY      TOTAL
                                          ---------   ------   ----------   ------------   ------------   -------
Balance, December 31, 1995..............  4,988,854    $49       $2,086       $  8,229        $(171)      $10,193
Net loss................................                                        (4,925)                    (4,925)
Record unrecognized tax benefit of stock
  option compensation...................                            223                                       223
Issuance of common stock to non-employee
  directors.............................      8,568                  30                                        30
Record unrecognized pension liability...                                                         94            94
                                          ---------    ---       ------       --------        -----       -------
Balance, December 31, 1996..............  4,997,422     49        2,339          3,304          (77)        5,615
Net loss................................                                       (10,182)                   (10,182)
Record unrecognized tax benefit of stock
  option compensation...................                            226                                       226
Issuance of common stock to nonemployee
  directors.............................     16,000      1           30                                        31
                                          ---------    ---       ------       --------        -----       -------
Balance, December 31, 1997..............  5,013,422     50        2,595         (6,878)         (77)       (4,310)
Net loss................................                                          (487)                      (487)
Record unrecognized tax benefit of stock
  option compensation...................                             56                                        56
Issuance of common stock to nonemployee
  directors.............................      6,858                  30                                        30
                                          ---------    ---       ------       --------        -----       -------
Balance, December 31, 1998..............  5,020,280    $50       $2,681       $ (7,365)       $ (77)      $(4,711)
                                          =========    ===       ======       ========        =====       =======

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   ---------   -------
Cash flows from operating activities
  Net loss..................................................  $    (487)  $ (10,182)  $(4,925)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
     Depreciation and amortization..........................      1,784       1,782     1,440
     Gain on property sales.................................       (568)
     Issuance of common stock to non-employee directors.....         30          31        30
     Change in assets and liabilities
       Decrease in accounts receivable......................        527       1,485     1,098
       (Increase) decrease in inventories...................     (1,611)      7,523    (1,771)
       Decrease (increase) in prepaid expenses and other
          current assets....................................        407       2,450    (2,327)
       Increase (decrease) in accounts payable..............      4,177      (5,488)    2,558
       Decrease in accrued wages and employee benefits......       (144)        (55)     (449)
       (Decrease) increase in accrued expenses..............     (1,920)     (1,143)      630
       (Increase) decrease in other assets..................        (75)     (1,155)        1
       Increase in deferred income taxes....................        (56)       (226)     (593)
       Decrease in other liabilities........................                   (100)
                                                              ---------   ---------   -------
          Net cash provided by (used in) operating
            activities......................................      2,064      (5,078)   (4,308)
                                                              ---------   ---------   -------
Cash flows from investing activities
  Net proceeds from property sales..........................        739
  Purchase of business assets...............................                           (1,198)
  Capital expenditures......................................       (715)       (300)   (1,338)
                                                              ---------   ---------   -------
          Net cash provided by (used in) investing
            activities......................................         24        (300)   (2,536)
                                                              ---------   ---------   -------
Cash flows from financing activities
  Advances on long-term revolving line of credit............    159,416     130,852
  Payments on long-term revolving line of credit............   (161,180)   (125,281)
  Payments of long-term debt................................       (482)       (512)   (1,016)
  Tax benefit from exercise of stock options................         56         226       223
  Deferred interest capitalized to long-term debt...........        101
                                                              ---------   ---------   -------
          Net cash (used in) provided by financing
            activities......................................     (2,089)      5,285      (793)
                                                              ---------   ---------   -------
Decrease in cash and cash equivalents.......................         (1)        (93)   (7,637)
Cash and cash equivalents at beginning of year..............          8         101     7,738
                                                              ---------   ---------   -------
Cash and cash equivalents at end of year....................  $       7   $       8   $   101
                                                              =========   =========   =======
Supplemental disclosures of cash flow information
  Cash paid during the year for interest....................  $   1,958   $   1,600   $   384
                                                              =========   =========   =======
  Cash paid during the year for income taxes................                          $    36
                                                                                      =======
Disclosure of non-cash investing and financing activities
  Issuance of note payable for acquisition of property......                          $   577
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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     The Company recognizes revenue from the sale of trailers when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title to trailers prior to taking physical possession when the customer has made a fixed, written commitment to purchase, trailers have been completed and are available for pick-up or delivery, and the customer has requested the Company to hold the trailers until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailers, invoice them under normal billing and credit terms, and hold for a short period of time as is customary in the industry, until pick-up or delivery. Trailers are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

     For the year ended 1998, no one customer represented greater than 10% of total sales of the Company. For the year ended 1997, sales to United Parcel Services and a related company were $21.3 million, which exceeded 10% of the Company's total sales. For the year ended 1996, sales to U.S. Xpress exceeded 10% of the Company's total sales. The Company markets its products directly to a nationwide network of Dealers and directly to national accounts into all of the major segments of the trucking industry. The diverse customer base reduces the risk of concentration in any market segment or geographical area. Although the Company is affected by the credit worthiness of its customers, management does not believe significant credit risk exists at December 31, 1998. The Company generally does not require collateral or maintain reserves for potential credit losses.

INVENTORIES

     Inventories are stated primarily at the lower of first-in, first-out (FIFO) cost or market values. Used trailers are carried at the lower of their estimated net realizable value or cost.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated lives of the assets (see table). Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the proper accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

                       ASSET CATEGORY                         ESTIMATED USEFUL LIVES
                       --------------                         ----------------------
Computer Hardware & Software................................      3 - 5 years
Furniture & Fixtures........................................          5 years
Machinery & Equipment.......................................          5 years
Buildings...................................................         20 years

                             DORSEY TRAILERS, INC.

ACCRUED WARRANTY

     The Company provides a limited five-year warranty against defects in material and workmanship on van trailers and flatbed trailers. The Company provides a similar two-year warranty on dump trailers. The Company provides for warranty costs at the time of sale based on experience and management's judgment. The portion of the warranty reserve expected to be paid beyond one year is classified as noncurrent in the accompanying financial statements.

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

     Goodwill was $854,000 at December 31, 1998 net of accumulated amortization of $171,000. Goodwill was $922,000 at December 31, 1997 net of accumulated amortization of $103,000. Goodwill was $991,000 at December 31, 1996 net of accumulated amortization of $34,000.

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

COMPREHENSIVE INCOME

     The Company adopted the standards of Statement of Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income" in January 1998. The Company had no changes in other comprehensive income for the periods presented. The only other comprehensive income item the Company has is the difference between the underfunded liability of a pension plan and the accrued pension cost which is shown as a reduction to shareholders' equity.

EARNINGS PER SHARE ("EPS")

     Basic Earnings Per Share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive stock options outstanding during the year. Common stock equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method.

     In 1998 there were no potentially dilutive securities which were not included in the calculation of basic earnings per share. In 1997 and 1996, potentially dilutive securities not included in the calculation of basic earnings per share and dilutive earnings per share consisted of options to purchase shares of the Company's common stock of

                             DORSEY TRAILERS, INC.

187,000 and 30,000, respectively. These options were not included due to the Company reporting a net loss for the periods.

RECLASSIFICATION

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation. Neither total assets or the net loss reported for these periods changed from their previously reported amounts.

2. INVENTORIES

     Inventories are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Raw materials...............................................  $ 9,065   $ 7,781
Work-in-process.............................................    3,127     2,760
Finished trailers...........................................      449       321
Used trailers...............................................      449       617
                                                              -------   -------
                                                              $13,090   $11,479
                                                              =======   =======

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Land........................................................  $   637   $   688
Building....................................................    6,011     6,270
Equipment...................................................   11,124    10,816
                                                              -------   -------
                                                               17,772    17,774
Less -- Accumulated depreciation............................   10,210     9,327
                                                              -------   -------
                                                              $ 7,562   $ 8,447
                                                              =======   =======

     Property, plant and equipment include land and building held for sale as idle facility of $657,000 and $706,000 in Northumberland, Pennsylvania at December 31, 1998 and 1997, respectively. The assets are recorded at net book value which management believes is less than net realizable value.

4. REVOLVING LINE OF CREDIT

     On March 28, 1997, the Company entered into a $14.0 million, five year line of credit ("Financing Agreement"), including a $4.0 million term loan which was to amortize evenly over the next four months and a letter of credit facility of up to $3.0 million, with an asset-based lender. In August and November of 1997, the Company's term loan was revised. With the revisions, the term loan at August 1, 1997 was $2.0 million with interest only for sixty days. The revised term loan was paid in eight installments with the final payment being on July 1, 1998. On December 31, 1998, the Company's Financing Agreement was amended. The amendment provides for an overadvance facility of $2.0 million through January 31, 1999; $1.5 million through February 28, 1999; and $1.0 million through March 31, 1999. It is the Company's intent and expectation to not have a requirement for an overadvance facility after March 31, 1999.

                             DORSEY TRAILERS, INC.

     In connection with the closing of the $14.0 million Financing Agreement, the Company incurred cost of approximately $1.2 million which will be amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0% with interest payable monthly. The term loan accrued interest at prime plus 2.0% until April 30, 1998 and prime plus 3.0% thereafter, with the final payment being made on July 1, 1998. At December 31, 1998, the interest rate was 9.75% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are
 .375% and 2.0%, respectively. Additionally, the Company is required to pay a monthly servicing fee of $5,000 and an annual facility fee of .50% of the $14 million. The Financing Agreement allows advances of up to the lesser of $14.0 million less the outstanding principal amount of the term loan and letters of credit obligations, or 80.0% of eligible accounts receivable plus 30.0% of eligible raw materials, 40.0% of eligible used trailers, and 60.0% of eligible finished goods less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory.

     As of December 31, 1998, the Company had $3.8 million in borrowings and $1.9 million in letters of credit outstanding under the Financing Agreement. The Financing Agreement is secured by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement, as amended, contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of December 31, 1998, the Company was in compliance with the covenants of the Financing Agreement.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                               ----      ----
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Note payable to Small Business Administration bearing
  interest at 4%, payable in equal monthly principal and
  interest installments of $40,500, collateralized by
  substantially all of the Company's assets (subordinated to
  all other notes payable). Due 2020........................  $6,909    $6,984
Note payable bearing interest at 8.5%, payable in quarterly
  principal and interest installments of $89,250, due 2005,
  collateralized by property, plant and equipment...........   1,755     1,950
Note payable bearing interest at the prime rate, payable in
  monthly principal and interest installments of $11,779,
  due 2001, unsecured.......................................     319       430
                                                              ------    ------
                                                               8,983     9,364
Less -- Current portion of long-term debt...................     496       350
                                                              ------    ------
                                                              $8,487    $9,014
                                                              ======    ======

     In August of 1997, the SBA modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payment from $69,326 to $40,500.

     In addition to the monthly principal and interest installments to the Small Business Administration, the Company is required to make supplemental annual payments equal to 50% of the Company's net operating income, as defined in the agreement, in excess of $3.0 million. For the years ended December 31, 1998 and 1997, no supplemental payment was required.

                             DORSEY TRAILERS, INC.

     As of December 31, 1998, aggregate principal maturities of long-term debt are as follows (in thousands of dollars):

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
  1999......................................................  $  496
  2000......................................................     516
  2001......................................................     499
  2002......................................................     447
  2003......................................................     475
  Thereafter................................................   6,550
                                                              ------
                                                              $8,983
                                                              ======

6. RETIREMENT AND EMPLOYEE BENEFIT PLANS

PENSION PLANS AND POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

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

     Additionally, the Company provides certain medical and life insurance benefits to substantially all salaried employees upon retirement. Salaried employees are eligible for these postretirement benefits after attaining the age of 60 and providing five years of service. The Company pays for claims when submitted by the retirees. The accounting for the postretirement plan assumes future increases in annual costs will be divided equally between the Company and retirees.

                             DORSEY TRAILERS, INC.

     The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value over assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years:

PENSION BENEFIT PLANS

                                                               1998      1997
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Reconciliation of benefit obligation
  Benefit obligation at beginning of year...................  $ 6,663   $ 6,280
  Service cost..............................................      204       200
  Interest cost.............................................      488       461
  Actuarial loss (gain).....................................       35       (26)
  Benefit payments..........................................     (286)     (252)
                                                              -------   -------
  Obligation at end of year.................................  $ 7,104   $ 6,663
                                                              =======   =======
Reconciliation of fair value of plan assets
  Fair value of plan assets at beginning of year............  $ 5,450   $ 4,663
  Actual return on plan assets..............................      577       718
  Employer contributions....................................      349       321
  Benefit payments..........................................     (286)     (252)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $ 6,090   $ 5,450
                                                              =======   =======
Funded status
  Funded status at December 31..............................  $(1,014)  $(1,212)
  Unrecognized net gain.....................................     (784)     (778)
  Unrecognized prior service cost...........................       93       106
                                                              -------   -------
  Net accrued...............................................  $(1,705)  $(1,884)
                                                              =======   =======

                             DORSEY TRAILERS, INC.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLAN

                                                               1998      1997
                                                              ------    ------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Reconciliation of benefit obligation
  Benefit obligation at beginning of year...................  $ 337     $ 451
  Service cost..............................................     25        20
  Interest cost.............................................     30        28
  Plan participant contributions............................     70        70
  Actuarial loss (gain).....................................     82       (87)
  Benefit payments..........................................   (159)     (145)
                                                              -----     -----
  Obligation at end of year.................................  $ 385     $ 337
                                                              =====     =====
Reconciliation of fair value of plan assets
  Fair value of plan assets at beginning of year............  $   0     $   0
  Employer contributions....................................     89        75
  Plan participant contributions............................     70        70
  Benefit payments..........................................   (159)     (145)
                                                              -----     -----
  Fair value of plan assets at end of year..................  $   0     $   0
                                                              =====     =====
Funded status
  Funded status at December 31..............................  $(385)    $(337)
  Unrecognized transition net obligation....................    256       275
  Unrecognized net loss (gain)..............................     28       (55)
                                                              -----     -----
  Net accrued...............................................  $(101)    $(117)
                                                              =====     =====

     Each of the Company's two noncontributory defined-benefit retirement plans covering certain former hourly employees had plan assets which exceed each of the plans' accumulated benefit obligations. As of December 31, 1998 and 1997, the combined accumulated benefit obligation for these two plans was $1.9 million. The Company's noncontributory defined-benefit retirement plan covering certain salaried employees plan assets was less than the accumulated benefit obligation for the plan. The salary pension plan's accumulated benefit obligation was $4.5 million and $4.0 million at December 31, 1998 and 1997, respectively. The Company's plan for postretirement benefits other than pension plans has no plan assets due to the nature of this plan. The accumulated benefit obligation for this postretirement benefit plan was $385,000 and $337,000 at December 31, 1998 and 1997, respectively. For financial reporting purposes, a pension plan is considered underfunded when the fair value of the plan assets is less than the accumulated benefit obligation. The difference between the underfunded liability of the pension plan and the accrued pension costs is recorded net of deferred taxes as a reduction to stockholders equity. As of December 31, 1998 and 1997, the difference was $126,000 with a reduction to stockholders' equity of $77,000.

                             DORSEY TRAILERS, INC.

     The following table provides the components of net periodic benefit cost for the plans:

PENSION PLANS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                              (IN THOUSANDS OF DOLLARS)
Service costs...............................................   $204      $200      $254
Interest cost...............................................    488       461       458
Expected return on plan assets..............................   (479)     (394)     (327)
Amortization of net (gain) loss.............................    (57)      (14)        3
Amortization of prior-service cost..........................     14        14        13
                                                               ----      ----      ----
          Net pension cost..................................   $170      $267      $401
                                                               ====      ====      ====

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLAN

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                              (IN THOUSANDS OF DOLLARS)
Service costs...............................................   $25       $20       $31
Interest cost...............................................    30        27        33
Amortization of transition obligation.......................    18        18        18
Amortization of net gain....................................              (2)
                                                               ---       ---       ---
          Net pension cost..................................   $73       $63       $82
                                                               ===       ===       ===

     Gains and losses in excess of 10% of the greater of the benefit obligation and the fair value of assets are amortized over the average remaining service period of active participants.

     The assumptions used in accounting for the Company's benefit obligations, where applicable, are as follows:

PENSION PLANS

                                                              1998    1997    1996
                                                              ----    ----    ----
Discount rate...............................................  7.00%   7.25%   7.25%
Rate of increase in compensation levels.....................  4.00%   4.00%   4.00%
Expected long-term rate of return on assets.................  8.50%   8.50%   8.50%
POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLAN
Discount rate...............................................  7.00%   7.25%   7.25%

     The accrued medical trend rate used in 1998 was 7%, in 1997 was 8%, and in 1996 was 9%, decreasing 1% per year until the ultimate rate of 5% is reached. If the medical trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1998 would be increased by approximately $79,000. The effect of this change on the service and interest components of net periodic postretirement benefit cost for the year would be an increase of approximately $12,000. If the medical trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1998 would be decreased by approximately $62,000. The effect of this change on the service and interest components of net periodic postretirement benefit cost for the year would be a decrease of approximately $10,000.

     For the years ended December 31, 1998, 1997 and 1996, the Company contributed $493,000, $416,000 and $409,000, respectively, to a multi-employer retirement plan sponsored by the I.A.M. National Pension Fund covering the Elba, Alabama facility's hourly employees.

                             DORSEY TRAILERS, INC.

SUPPLEMENTAL RETIREMENT PLAN

     The Company also maintains a 401(k) supplemental retirement plan for salaried employees. The Company, at the discretion of the Board of Directors, may match up to one-half of an employee's contributions of up to twenty percent of gross salary. The Company made no accrual for matching contributions to the plan in 1998, 1997 and 1996.

     Effective January 1, 1997, the Company established the "Dorsey Trailers, Inc. Hourly Employee Savings Incentive Plan" which is a 401(k) retirement plan for hourly employees not covered by the union contract. The Company, at the discretion of the Board of Directors, may match up to one-half of an employee's contributions of up to twenty percent of gross salary. The Company made no accrual for matching contributions to the plan in 1998 and 1997.

7. INCOME TAXES

     The components of the benefit from income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998     1997      1996
                                                              -----   ------   --------
                                                              (IN THOUSANDS OF DOLLARS)
Current
  Federal...................................................   $0     $(387)   $(2,774)
  State.....................................................                       (45)
                                                               --     -----    -------
                                                                                (2,819)
                                                               --     -----    -------
Deferred
  Federal...................................................
  State.....................................................                      (265)
                                                               --     -----    -------
                                                                                  (265)
                                                               --     -----    -------
                                                               $0     $(387)   $(3,084)
                                                               ==     =====    =======

     The Company's benefit from income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes of $(487,000), $(10,569,000) and $(8,009,000) for the years ended December
31, 1998, 1997 and 1996 as a result of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998     1997      1996
                                                              -----   -------   -------
                                                              (IN THOUSANDS OF DOLLARS)
Tax at federal statutory rate...............................  $(166)  $(3,593)  $(2,723)
State income taxes, net of federal benefit..................    (19)     (403)     (317)
Increase in valuation reserve...............................    172     3,448
Tax exempt interest income..................................                        (48)
Other.......................................................     13       161         4
                                                              -----   -------   -------
                                                              $   0   $  (387)  $(3,084)
                                                              =====   =======   =======

                             DORSEY TRAILERS, INC.

     Deferred income taxes were recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Deferred assets
  Employee benefits.........................................  $ 1,046    $ 1,214
  Pension benefit...........................................      753        790
  Accrued warranty..........................................      600        781
  Provision for plant closing...............................      122        151
  Net operating loss carryforward...........................    4,992      4,462
  Other.....................................................      430        322
                                                              -------    -------
                                                                7,943      7,720
                                                              -------    -------
Deferred liabilities
  Depreciation..............................................      (88)       (93)
                                                              -------    -------
                                                                7,855      7,627
Valuation reserve...........................................   (3,620)    (3,448)
                                                              -------    -------
                                                              $ 4,235    $ 4,179
                                                              =======    =======

8. COMMON STOCK, OPTIONS AND WARRANTS

1993 STOCKHOLDER PLAN

     In 1993, the Company's then majority stockholder sponsored a stock option plan ("1993 Stockholder Plan") for the benefit of the Company and its employees. The exercise price of the options is not less than the estimated fair market value of the common stock on the date of grant as determined by the Company's majority stockholder or, in the case of the January 12, 1993 grant, by comparison to a third-party transaction. Current options granted are fully vested.

LONG-TERM INCENTIVE PLAN

     During 1994, the Board of Directors adopted the Long-Term Incentive Plan and reserved 250,000 shares of common stock for future issuance under the plan. In April 1998, the shareholders of the Company approved an amendment to the Company's Long-Term Incentive Plan to increase the number of shares authorized for issuance under the Long-Term Incentive Plan from 250,000 to 500,000. Pursuant to the terms of the Long-Term Incentive Plan, the Board of Directors or a committee thereof is authorized to identify officers and key employees of the Company eligible to receive incentive stock options, non-qualified stock options, or similar stock based awards under the plan. Grants have been awarded at option prices equal to the fair market value of the common stock as of the date of grant. Options vest equally over three years based on the date of grant and expire ten years after date of grant.

                             DORSEY TRAILERS, INC.

     A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                            1998                         1997                          1996
                                 --------------------------   ---------------------------   ---------------------------
                                           WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                 SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                 -------   ----------------   --------   ----------------   --------   ----------------
1993 Stockholder Plan
Outstanding at beginning of
  year.........................  324,216        $0.290         592,149        $0.273         738,389        $0.273
  Exercised....................  (58,731)        0.265        (232,124)        0.235        (146,240)        0.275
  Forfeited/canceled...........                                (35,809)        0.320
                                 -------                      --------                      --------
Outstanding at end of year.....  265,485         0.293         324,216         0.290         592,149         0.268
                                 =======                      ========                      ========
Available for grant at end of
  year.........................   41,690                        41,690                         5,881
Options exercisable at
  year-end.....................  265,485                       324,216                       592,419

                                            1998                         1997                          1996
                                 --------------------------   ---------------------------   ---------------------------
                                           WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                 SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                 -------   ----------------   --------   ----------------   --------   ----------------
Long-Term Incentive Plan
Outstanding at beginning of
  year.........................  200,333        $3.30          110,000        $5.59           75,000        $7.54
  Granted......................   70,000         2.69          217,000         2.85           60,000         5.59
  Forfeited/canceled...........  (63,333)        3.49         (126,667)        4.52          (25,000)       11.25
                                 -------                      --------                      --------
Outstanding at end of year.....  207,000         3.03          200,333         3.30          110,000         5.59
                                 =======                      ========                      ========
Available for grant at end of
  year.........................  293,000                        49,667                       140,000
Options exercisable at
  year-end.....................   65,667                        23,333                        16,667
Weighted-average fair value of
  options granted during the
  year.........................                 $0.97                         $0.85                         $1.66

     The following table summarizes information about stock options outstanding at December 31, 1998, 1997 and 1996:

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          -----------------------------------------------   ----------------------------
                                                           WEIGHTED-
                                            NUMBER          AVERAGE                           NUMBER
                                          OUTSTANDING      REMAINING         WEIGHTED-      EXERCISABLE     WEIGHTED-
                RANGE OF                      AT        CONTRACTUAL LIFE      AVERAGE           AT           AVERAGE
            EXERCISE PRICES                12/31/98         (YEARS)        EXERCISE PRICE    12/31/98     EXERCISE PRICE
            ---------------               -----------   ----------------   --------------   -----------   --------------
1993 Stockholder Plan
  $0.256 - $0.32........................    265,485           4.43             $0.29          265,485         $0.29
Long-Term Incentive Plan
  $1.75 - $5.625........................    207,000           9.05             $3.03           65,667         $3.95

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          -----------------------------------------------   ----------------------------
                                                           WEIGHTED-
                                            NUMBER          AVERAGE                           NUMBER
                                          OUTSTANDING      REMAINING         WEIGHTED-      EXERCISABLE     WEIGHTED-
                RANGE OF                      AT        CONTRACTUAL LIFE      AVERAGE           AT           AVERAGE
            EXERCISE PRICES                12/31/97         (YEARS)        EXERCISE PRICE    12/31/97     EXERCISE PRICE
            ---------------               -----------   ----------------   --------------   -----------   --------------
1993 Stockholder Plan
  $0.053 - $0.32........................    324,216           4.35             $0.29          324,216         $0.29
Long-Term Incentive Plan
  $1.75 - $5.625........................    200,333           9.53             $3.30           23,333         $5.57

                             DORSEY TRAILERS, INC.

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          -----------------------------------------------   ----------------------------
                                                           WEIGHTED-
                                            NUMBER          AVERAGE                           NUMBER
                                          OUTSTANDING      REMAINING         WEIGHTED-      EXERCISABLE     WEIGHTED-
                RANGE OF                      AT        CONTRACTUAL LIFE      AVERAGE           AT           AVERAGE
            EXERCISE PRICES                12/31/96         (YEARS)        EXERCISE PRICE    12/31/96     EXERCISE PRICE
            ---------------               -----------   ----------------   --------------   -----------   --------------
1993 Stockholder Plan
  $0.053 - $0.32........................    592,149           5.35             $0.268         592,149         $0.268
Long-Term Incentive Plan
  $5.44 - 5.75..........................    110,000           9.50             $ 5.59          16,667         $ 5.75

     The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of FAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Long-term Incentive Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under this plan consistent with the methodology prescribed by FAS 123, the Company's net loss and basic loss per share would be increased to the unaudited pro forma amounts indicated below:

                                                            1998             1997             1996
                                                           -------        ----------        ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss..............................  As reported         $(487)         $(10,182)         $(4,925)
                                        Pro forma            (510)          (10,309)          (4,989)
Basic loss per share..................  As reported         (0.10)            (2.03)           (0.99)
                                        Pro forma           (0.10)            (2.06)           (1.01)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively, expected volatility of 25%, 25% and 47%; and risk-free interest rates of 5.0%, 6.0% and 5.50%. An expected option term of 6 years for all periods was developed based on historical grant information.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NON-EMPLOYEE DIRECTORS' STOCK PLAN

     During 1994, the Board of Directors adopted the Stock Plan for Non-Employee Directors. Pursuant to the Directors' Plan, each director (other than employees, former employees or immediate family members of current or former employees) automatically will receive on the day following each annual meeting of stockholders a grant of shares of common stock with a fair market value of $10,000 for 1998, and $7,500 for 1997 and 1996 on the date of issuance. During 1998, 1997 and 1996, 6,858, 16,000 and 8,568 shares, respectively, were issued to eligible directors.

     In April 1998, the shareholders of the Company approved an amendment to the Directors' Plan to increase the number of shares of common stock authorized for issuance from 30,000 to 295,000, to increase the amount of the annual award from $7,500 to $10,000, and to extend the term of the Directors' Plan from August 4, 1999 to August 4, 2019.

                             DORSEY TRAILERS, INC.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases office facilities and certain equipment under noncancelable lease agreements which expire at various times through 2004. Minimum annual rentals under these agreements at December 31, 1998 are summarized as follows (in thousands of dollars):

YEAR ENDING
DECEMBER 31,
------------
  1999......................................................  $  420
  2000......................................................     371
  2001......................................................     360
  2002......................................................     214
2003 and thereafter.........................................     659
                                                              ------
                                                              $2,024
                                                              ======

     Rent expense under these and other lease agreements approximated $480,000, $465,000, and $289,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

WORKERS' COMPENSATION INSURANCE AND LETTERS OF CREDIT

     The Company is self-insured for workers' compensation claims up to $350,000 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $1.9 million under its Financing Agreement (See Note 4). The accompanying financial statements include an insurance accrual based upon third party administrators' and management's evaluations of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of December 31, 1998, arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

CUSTOMER FINANCING

     Effective December 31, 1997, the Company terminated its agreement with a finance company that provided retail financing to certain end users for some trailers sold through the Company's independent dealer network. Under this agreement, the Company was contingently liable to repurchase trailers from the finance company. Effective January 1, 1998, the agreement does not require the Company to be contingently liable for such retail repurchases. The new agreement does not contain any material terms or commitments by the Company.

     The Company has maintained an agreement with the same finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $20.7 million at December 31, 1998. In the event of a repurchase, the Company would receive ownership of the trailer(s). In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

LITIGATION

     In December 1997, an Administrative Law Judge of the National Labor Relations Board ("NLRB") ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate affected employees for any loss of earnings. In March 1999, a three-member panel of the NLRB affirmed the Administrative Law Judge's decision. The Company will now continue the appeal process in the Federal Courts, a procedure that could take up to several years. No part of this order will take effect

                             DORSEY TRAILERS, INC.

during the appeal process. The Company does not have sufficient information to estimate the cost that would be incurred if the Company was required to carry out this order. Management intends to vigorously defend against this order and believes that the Company will prevail in the appeal process.

     In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1.0 million by that insurance company in the settlement of product liability litigation. The Company has filed a motion for summary judgment. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management after reviewing available information relating to the above matters and consulting with legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1998 in respect thereof, by an amount which would have a materially adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows could be materially affected.

ENVIRONMENTAL MATTERS

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources (WDNR) conducted an environmental inspection that identified certain environmental response requirements. The Company and certain prior owners of the Edgerton plant are cooperating in conducting remediation at the plant site and in joining with other potentially responsible parties in addressing the landfill site. The Company has paid its appropriate share of the total costs needed to finalize the remediation work at this site. In 1998, the Company sold this facility, and management believes that it has no additional environmental liability related to this site.

10. BUSINESS COMBINATIONS

     In July 1996, the Company acquired certain assets of a Dillon, South Carolina based dump trailer manufacturer. The acquisition was accounted for under the purchase method. As such, the results of operations of the acquired company are included in the Company's financial statements for the period subsequent to its acquisition date. The aggregate purchase price was $1.8 million paid in the form of cash and a note payable. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired was $1,025,000 and is being amortized to earnings on a straight-line basis over 15 years. In connection with the acquisition, the Company entered into a ten year lease agreement with the former owner for the manufacturing facility. The pro forma effect of the acquisition for the years ending December 31, 1996 and 1995 is not provided since the effect of such acquisition was not material.

                             DORSEY TRAILERS, INC.

11. RELATED PARTY TRANSACTIONS

     During the first quarter of 1997, the Company sold used trailers at various dates, upon the approval of the Board of Directors of the Company, in the amount of approximately $4.7 million to TYM, Inc. TYM, Inc. is a corporation wholly-owned by Marilyn R. Marks, Chief Executive Officer of the Company. The Company incurred losses of approximately $0.8 million on the sales to TYM, Inc. In the opinion of management, based upon actual third-party offers, the terms of the sale of these used trailers were no less favorable than terms that could have been obtained from unaffiliated parties. There were no such transactions subsequent to March 28, 1997.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has reasonably assumed that the carrying amount approximates the estimated fair value for cash and cash equivalents, accounts and other receivables, accounts payable and other accrued expenses. The estimated fair value of long-term debt instruments is based upon the current interest rate environment and remaining term to maturity. The carrying value and estimated fair value for long-term debt instruments as of December 31, 1998 and 1997 are as follows (in thousands of dollars):

                                                                    1998                    1997
                                                            ---------------------   ---------------------
                                                            CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                            --------   ----------   --------   ----------
Long-term revolving line of credit........................   $3,807      $3,807      $5,571      $5,571
Long-term debt............................................   $8,983      $6,830      $9,364      $7,166

     In addition, the Company has certain off-balance sheet items such as letters of credit and contingent liabilities. In the opinion of management, the estimated fair value of the fees associated with these commitments is not material to the Company.

                             DORSEY TRAILERS, INC.

                SCHEDULE VIII: VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE AT    CHARGED TO     ACCOUNTS      BALANCE AT
                                                     BEGINNING OF   COSTS AND      RECOVERED       END OF
DESCRIPTION                                             PERIOD       EXPENSES    (WRITTEN OFF)     PERIOD
-----------                                          ------------   ----------   -------------   ----------
                                                                    (IN THOUSANDS OF DOLLARS)
Year ended December 31, 1998
  Allowance for Doubtful Accounts..................      $129          $52           $(36)          $145
                                                         ====          ===           ====           ====
Year ended December 31, 1997
  Allowance for Doubtful Accounts..................      $168          $--           $(39)          $129
                                                         ====          ===           ====           ====
Year ended December 31, 1996
  Allowance for Doubtful Accounts..................      $250          $--           $(82)          $168
                                                         ====          ===           ====           ====

                                                               BALANCE AT     INCREASE    BALANCE AT
                                                              BEGINNING OF   (DECREASE)     END OF
DESCRIPTION                                                      PERIOD      TO RESERVE     PERIOD
-----------                                                   ------------   ----------   ----------
                                                                    (IN THOUSANDS OF DOLLARS)
Year ended December 31, 1998
  Deferred income tax valuation reserve.....................     $3,448        $  172       $3,620
                                                                 ======        ======       ======
Year ended December 31, 1997
  Deferred income tax valuation reserve.....................     $   --        $3,448       $3,448
                                                                 ======        ======       ======
Year ended December 31, 1996
  Deferred income tax valuation reserve.....................     $   --        $   --       $   --
                                                                 ======        ======       ======

                                    PART IV

ITEM 14  EXHIBITS

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

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
 3.1       Certificate of Incorporation of the Company.*
 3.2       Bylaws of the Company.**
 4.1       See Exhibits 3.1 and 3.2 for provisions of the Certificate of
           Incorporation and the Bylaws of the Company defining the rights of holders of Common Stock.
 4.2       Form of Common Stock certificate of the Company.**
10.1       Accounts Financing Agreement between Congress Financial Corporation and the Company, dated August 8, 1990.*
10.2       First Consolidated Amendment to Accounts Financing Amendment by and
           between the Company and Congress Financial Corporation, dated June 28,
           1993.*
10.3       Intercreditor Agreement by and between the U.S. Small Business
           Administration and Congress Financial Corporation, dated August 8, 1990.*
10.4       First Amendment to the Intercreditor Agreement by and between the U.S.
           Small Business Administration and Congress Financial Corporation, dated
           June 28, 1993.*
10.5       Limited Guarantee and Waiver by Marilyn R. Marks dated June 28, 1993.*
10.6       Trademark Security Agreement between Congress Financial Corporation and the Company, dated June 28, 1993.*
10.7       Blocked Account Agreement by and among Citizens and Southern National
           Bank, Congress Financial Corporation and the Company, dated March 5,
           1991.*
10.8       Loan Authorization and Agreement between the U.S. Small Business
           Administration and the Company, dated May 3, 1990.*
10.9       Letter amending the Loan Authorization and Agreement between the U.S.
           Small Business Administration and the Company, dated August 6, 1990.*
10.10      Letter amending the Loan Authorization and Agreement between the U.S.
           Small Business Administration and the Company, dated May 4, 1992.*
10.11      Letter amending the Loan Authorization and Agreement between the U.S.
           Small Business Administration and the Company, dated May 18, 1994.*
10.12      Agreement between the Company and International Association of Machinists
           and Aero Space Workers, Local Lodge No. 1769, dated May 1, 1993.*
10.13      Agreement between the Company and International Union, United Automobile
           Aerospace and Agricultural Implement Workers of America for and on behalf of, UAW Local 1868, dated March 4, 1992.*
10.14      Shareholder Agreement by and among Trailers Acquisition Corp. (a predecessor of the Company) and certain stockholders of the Company, dated March 16, 1987.*
10.15      First Amendment to Shareholder Agreement and Agreement with Former
           Shareholder by and among the Company, the stockholders of the Company and a former stockholder of the Company, dated April 11, 1988.*
10.16      Dorsey Trailers, Inc. Marks/Rymer Shareholders Agreement by and among the
           Company, Marilyn R. Marks and Hoyle Rymer, dated January 12, 1993.*
10.17      Dorsey Trailers, Inc. Shareholder Agreement by and among the Company and certain stockholders of the Company, dated February 25, 1994.*

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
                                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
10.18      Form of Stock Option Agreement by and among the Company, Marilyn R. Marks and each of T. Charles Chitwood, Charles W. Mudd, David A. Kemp and H.
           Douglas Allgood.*
10.19      Dorsey Trailers, Inc. 1994 Loan-Term Incentive Plan.**
10.20      Dorsey Trailers, Inc. 1994 Profit Plan.*
10.21      Dorsey Trailers, Inc. Amended and Restated Salaried Employees' Retirement
           Plan, effective January 1, 1989.**
10.22      Dorsey Trailers, Inc. Amended and Restated Salaried Employees' Savings
           Incentive Plan, effective January 1, 1989.*
10.23      Dorsey Trailers, Inc. (Edgerton Wisconsin Division) Amended and Restated
           International Union Workers of America Local #786 Employees' Pension
           Plan, effective January 1, 1989.*
10.24      Dorsey Trailers, Inc. Northumberland, Pennsylvania Plant Revised and
           Restated UAW Local #1868 Hourly Employees' Retirement Plan, effective
           January 1, 1989.*
10.25      Form of the Dorsey Trailers, Inc. 1994 Stock Plan for Non-Employee
           Directors.**
10.25 (a)  Registration Agreements between the Company and T. Charles Chitwood,
           Charles W. Mudd, David A. Kemp and H. Douglas Allgood, respectively, dated January 1995.***
10.26      Promissory Note between the Company and Marilyn R. Marks, dated January
           12, 1993.*
10.27      Promissory Note between the Company and Marilyn R. Marks, dated June 10,
           1988.*
10.28      First Amendment to Promissory Note between the Company and Marilyn R.
           Marks, dated June 10, 1991.*
10.29      Second Amendment to Promissory Note between the Company and Marilyn R.
           Marks, dated June 6, 1994.**
10.30      Non-Negotiable Promissory Note between the Company and Marilyn R. Marks, dated April 14, 1994.**
10.31      Dorsey Trailers, Inc. Excess Benefit Plan, effective May 1, 1994.**
10.32      Form of Indemnity Agreement between the Company and each director and executive officer of the Company.**
10.33      Fifth Amendment to Accounts Financing Agreement by and between the
           Company and Congress Financial Corporation, dated May 3, 1994.**
10.34      Collateral Assignment of Certificate of Deposit by and between the
           Company and Congress Financial Corporation, dated May 3, 1994.**
10.35      Sixth Amendment to Accounts Financing Agreement by and between the
           Company and Congress Financial Corporation, dated November 1, 1994.***
10.36      Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank of Georgia, National Association, dated August 11,
           1995.***
10.37      Real Estate and Deed to Secure Debt by and between the Company and Glenn
           T. Taylor and Bankhead Enterprises, Inc., dated November 14, 1995.***
10.38      First Amendment to Revolving Credit and Reimbursement Agreement by and
           between the Company and NationsBank of Georgia, National Association,
           dated June 11, 1996.***
10.39      Agreement between the Company and International Association of Machinists
           and Aerospace Workers, Local Lodge No. 1769, dated May 1, 1996.***
10.40      Asset Purchase Agreement by and among Dorsey Trailers, Inc., Carolina
           Coastal Investors, Inc. and David Cottingham, dated as of July 1,
           1996.***
10.41      Loan and Security Agreement by and between Dorsey Trailers, Inc. and
           Foothill Capital Corporation dated as of March 28, 1997.***
10.42      Amendment No. 1 dated as of April 10, 1997 to the Loan and Security
           Agreement dated as of March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.***

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
10.43      Amendment No. 2 dated as of July 1, 1997 to the Loan and Security
           Agreement dated as of March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.***
10.44      Amendment No. 3 dated as of August 1, 1997 to the Loan and Security
           Agreement dated as of March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.***
10.45      Amendment No. 4 dated as of November 22, 1997 to the Loan and Security
           Agreement dated March 28, 1997 between Foothill Capital Corporation and
           Dorsey Trailers, Inc.***
10.46      Amendment No. 5 dated as of July 10, 1998 to the Loan and Security
           Agreement dated March 28, 1997 between Foothill Capital Corporation and
           Dorsey Trailers, Inc.****
10.47      Amendment No. 6 dated as of August 31, 1998 to the Loan and Security
           Agreement dated March 28, 1997 between Foothill Capital Corporation and
           Dorsey Trailers, Inc.*****
10.48      Amendment No. 7 dated as of December 31, 1998 to the Loan and Security
           Agreement dated March 28, 1997 between Foothill Capital Corporation and
           Dorsey Trailers, Inc.
27         Financial Data Schedule (For SEC Use Only)

---------------

     * Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994.
    ** Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994, as amended on July 8, 1994.
  *** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1997.
 **** Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended July 4, 1998.
***** Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended October 3, 1998.