Form 10-Q
period 1999-04-03
DORSEY TRAILERS INC
filed 1999-05-18
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
[X]                     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999
                                       OR
              TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
[ ]                     SECURITIES EXCHANGE ACT OF 1934

Commission File Number :       0-24354
                         -----------------------------------------

                             DORSEY TRAILERS, INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         58-2110729
-----------------------------                        ------------------------
(State of Incorporation)                                (IRS Employer
                                                      Identification Number

 One Paces West, Suite 1700
    2727 Paces Ferry Road
        Atlanta, Georgia                                    30339
-----------------------------                        ------------------------

Registrant's telephone number, including area code:   (770) 438-9595
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

The number of shares of common stock outstanding at May 17, 1999, was 5,031,191.

                             DORSEY TRAILERS, INC.

                                   FORM 10-Q

                          Quarter ended April 3, 1999

                                     Index

                                                                                                                Page
                                                                                                                ----
Part I.    Financial Information

         Item 1.   Condensed Financial Statements

                   Balance Sheets -  April 3, 1999 and December 31, 1998                                          3
                   Statements of Operations  - For the thirteen weeks ended
                        April 3, 1999 and April 4, 1998                                                           4
                   Statements of Cash Flows - For the thirteen weeks ended
                        April 3, 1999 and April 4, 1998                                                           5
                   Statement of Changes in Stockholders' Equity -
                        For the thirteen weeks ended April 3, 1999                                                6
                   Notes to Condensed Financial Statements                                                        7

         Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                      11

Part II.  Other Information                                                                                      15

         Item 1.   Legal Proceedings                                                                             15

         Item 2.   Changes in Securities                                                                         15

         Item 3.   Defaults upon Senior Securities                                                               15

         Item 4.   Submission of Matters to a Vote of Security Holders                                           15

         Item 5.   Other Information                                                                             15

         Item 6.   Exhibits and Reports on Form 8-K                                                              15



PART 1 - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS


DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE)



                                                                                 APRIL 3,                   DECEMBER 31,
                                                                                  1999                         1998
                                                                            ------------------            --------------
                                                                                (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                                    $         7                  $          7
   Accounts receivable, net                                                           8,404                         6,284
   Inventories                                                                       11,651                        13,090
   Prepaid expenses and other assets                                                    119                           133
                                                                                -----------                   -----------
          Total current assets                                                       20,181                        19,514

Property, plant and equipment, net                                                    7,346                         7,562
Deferred income taxes                                                                 4,235                         4,235
Other assets, net                                                                     1,530                         1,623
                                                                                -----------                   -----------
          TOTAL ASSETS                                                          $    33,292                   $    32,934
                                                                                ===========                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current portion of long-term debt                                            $       499                   $       496
   Accounts payable                                                                  16,717                        16,815
   Accrued wages and employee benefits                                                3,637                         4,204
   Accrued expenses                                                                   1,432                         1,236
                                                                                -----------                   -----------
          Total current liabilities                                                  22,285                        22,751
Long-term revolving line of credit                                                    4,231                         3,807
Long-term debt, net of current maturities                                             8,375                         8,487
Accrued pension liability                                                             1,600                         1,600
Accrued warranty                                                                      1,000                         1,000
                                                                                -----------                   -----------
          TOTAL LIABILITIES                                                          37,491                        37,645
                                                                                -----------                   -----------

Stockholders' deficit
   Preferred stock, $.01 par value, 500 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000 shares
       authorized: 5,020 issued and outstanding                                          50                            50
   Additional paid-in capital                                                         2,681                         2,681
   Accumulated deficit                                                               (6,853)                       (7,365)
   Accumulated other comprehensive loss                                                 (77)                          (77)
                                                                                -----------                   -----------
          TOTAL STOCKHOLDERS' DEFICIT                                                (4,199)                       (4,711)
                                                                                -----------                   -----------
Commitments and contingencies                                                             -                             -
                                                                                -----------                   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    33,292                   $    32,934
                                                                                ===========                   ===========



                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.

STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                                        APRIL 3,       APRIL 4,
                                                                                          1999           1998
                                                                                        --------       --------
                                                                                       (13 WEEKS)     (13 WEEKS)
Net sales                                                                               $ 44,847       $ 35,355
Cost of sales                                                                             42,230         34,644
                                                                                        --------       --------
Gross profit                                                                               2,617            711

Selling, general and
     administrative expenses                                                               1,590          1,502
                                                                                        --------       --------

Income (loss) from operations                                                              1,027           (791)
Interest expense, net                                                                       (515)          (424)
Gain on property sales                                                                        --            568
                                                                                        --------       --------
Income (loss) before income taxes                                                            512           (647)
Benefit from income taxes                                                                     --             --
                                                                                        --------       --------

Net income (loss)                                                                       $    512       $   (647)
                                                                                        ========       ========

Basic income (loss) per share                                                           $    .10       $   (.13)
                                                                                        ========       ========

Weighted average number of
     common and common share
     equivalents used in the net income
     (loss) per share calculation                                                          5,020          5,013
                                                                                        ========       ========




                  See notes to condensed financial statements

DORSEY TRAILERS, INC.

STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)




                                                                                              APRIL 3,      APRIL 4,
                                                                                               1999          1998
                                                                                             ---------     ---------
                                                                                             (13 WEEKS)    (13 WEEKS)

Cash flows from operating activities:
   Net income (loss)                                                                          $   512       $  (647)
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                                             434           440
        Gain on property sales                                                                     --          (568)
        Change in assets and liabilities-
            (Increase) decrease in accounts receivable                                         (2,119)        2,098
            Decrease (increase) in inventories                                                  1,439        (2,413)
            Decrease in prepaid expenses
                 and other current assets                                                          14           444
           (Decrease) increase in accounts payable                                                (99)        5,881
           (Decrease) in accrued expenses                                                        (371)       (1,005)
           Increase in other assets                                                                --           (76)
                                                                                              -------       -------
                Net cash (used in) provided by operating activities                              (190)        4,154
                                                                                              -------       -------

Cash flows from investing activities:
        Capital expenditures                                                                     (125)          (92)
        Net proceeds from property sales                                                           --           739
                                                                                              -------       -------
                Net cash (used in) provided by investing activities                              (125)          647
                                                                                              -------       -------

Cash flows from financing activities:
        Net borrowings (payments) under line of credit agreement                                  424        (4,811)
        Payments on long-term debt                                                               (109)          (92)
        Deferred interest capitalized to long-term debt                                            --           101
                                                                                              -------       -------
                Net cash provided by (used in) financing activities                               315        (4,802)
                                                                                              -------       -------

Decrease in cash and cash equivalents                                                              --            (1)
                                                                                              -------       -------
        Cash and cash equivalents at beginning of period                                            7             8
                                                                                              -------       -------
        Cash and cash equivalents at end of period                                            $     7       $     7
                                                                                              =======       =======



                  See notes to condensed financial statements

DORSEY TRAILERS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(IN THOUSANDS)





                                                                                                          Accumulated
                                                      Common Stock          Additional                       Other
                                                      ------------           Paid-in      Accumulated     Comprehensive
                                                 Shares         Amount       Capital        Deficit           Loss          Total
                                               ---------       -------      ----------    -----------     -------------   --------
Balance, December 31, 1998                        5,020        $    50        $2,681       $  (7,365)       $     (77)   $ (4,711)

Net income                                                                                       512                          512
                                               --------        --------       ------        --------        ---------     -------

Balance, April 3, 1999 (Unaudited)                5,020        $    50        $2,681        $ (6,853)       $     (77)    $(4,199)
                                               ========        ========       ======        ========        =========     =======
















                  See notes to condensed financial statements

                             DORSEY TRAILERS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   GENERAL

The financial statements included herein have been prepared by Dorsey Trailers, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at April 3, 1999, and December 31, 1998, and its results of operations and its cash flows for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively.

NOTE 2.   INVENTORIES

Inventories consisted of the following:


                                                              April 3,    December 31,
                                                                1999         1998
                                                              -------     ------------
                                                                   (In thousands)
Raw material                                                   $ 8,905      $ 9,065
Work-in-process                                                  2,019        3,127
Finished trailers                                                  401          449
Used trailers                                                      326          449
                                                               -------      -------
                                                               $11,651      $13,090
                                                               =======      =======



NOTE 3. REVOLVING LINE OF CREDIT

 On March 28, 1997, the Company entered into a $14,000, five-year line of credit ("Financing Agreement"), including a $4,000 term loan and a letter of credit facility of up to $3,000, with an asset-based lender. The term loan was paid with the final payment being made on July 1, 1998. On December 31, 1998, the Company's Financing Agreement was amended. The amendment provided for an overadvance facility of $2,000 through January 31, 1999; $1,500 through February 28, 1999; and $1,000 through March 31, 1999. On May 7, 1999 the Company amended the Financing

Agreement with a term loan of $200 payable in eight installments with the final payment to be made on December 31, 1999. The term loan accrues interest at prime plus 2.0%.

         In connection with the closing of the $14,000 Financing Agreement, the Company incurred cost of approximately $1,200 which is being amortized over the life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0% with interest payable monthly. The term loan accrued interest at prime plus 2.0% until April 30, 1998 and prime plus 3.0% thereafter, with the final payment being made on July 1, 1998. At April 3, 1999, the interest rate was 9.75% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are
 .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5 servicing fee and an annual facility fee of $75. The Financing Agreement allows advances of up to the lesser of $14,000 less the outstanding principal amount of the term loan and letters of credit obligations, or 80% of eligible accounts receivable plus 30% of eligible raw material, 40% of eligible used trailers, and 60% of eligible finished goods inventory less the outstanding principal amount of the term loan and letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of April 3, 1999, the Company had $4,231 outstanding under the Financing Agreement and $1,968 in letters of credit. The Financing Agreement is collateralized by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of April 3, 1999 and May 17, 1999, the Company was in compliance with the covenants of the Financing Agreement.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Workers' compensation insurance and letters of credit

The Company is self-insured for workers' compensation claims up to $350 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $1,968 as of April 3, 1999 under its Financing Agreement (See Note 3). As of May 17, 1999, the balance on the standby letters of credit has been increased to $1,990. The accompanying condensed financial statements include an insurance accrual based upon third party administrators' and management's evaluation of estimated future costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of April 3, 1999 arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Customer Financing

The Company maintains an agreement with a finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $13,656 million at April 3, 1999. In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

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

In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1,000 by that insurance company in the settlement of product liability litigation. The Company has filed a motion for summary judgment. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations or cash flows.

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

In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management after reviewing available information relating to the above matters and consulting with legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at April 3, 1999 in respect thereof which would have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows in which period such determination occurs could be materially affected.

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

         Labor Relations

         On May 3, 1999 the Company reached agreement with the International Association of Machinists and Aerospace Workers Local Lodge No. 1769 (the "Union"), which represents the hourly employees of the Company's Elba, Alabama plant. The Union membership ratified the three-year collective bargaining agreement, which expires May 4, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report:

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of new materials, component prices, labor shortages or work stoppage, dependence on current industry trends and demand for product, manufacturing interruption due to unfavorable natural events, government regulations, unfavorable results of outstanding litigation, and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1998 Annual Report on Form 10-K and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

NET SALES Net sales for the quarter ended April 3, 1999 increased by 26.9% or $9,492 to $44,847 from $35,355 for the quarter ended April 4, 1998. The increase in net sales is due to the continued strong demand for equipment by the trucking industry and corresponding increases in unit sales and pricing. The Company's emphasis on strengthening its existing independent dealer network, as well as adding new productive dealers, also contributed to the increase in net sales.

GROSS PROFIT Gross profit was $2,617 for the first quarter of 1999 or 5.8% of sales compared to a gross profit of $711 for the first quarter of 1998 or 2.0% of sales. The improvement in gross profit for the first quarter of 1999 was due to the continued improved demand for product, the Company's improved plant operating performance since the July 1998 shutdown for plant improvements at Elba, and improved pricing, which management believes was primarily a result of the Company's strategy of rebuilding its independent dealer organization and targeting profitable customized niche markets. Gross profit for the quarter ended April 4, 1998 was negatively impacted by production lost due to the Elba flood and other flood-related business interruption costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the first quarter of 1999 increased approximately $88 or 5.9% to $1,590 as compared to $1,502 for the first quarter of 1998. SG&A expenses as a percent of net sales declined to 3.5% for the quarter ended April 3, 1999 as compared to 4.2% for the quarter ended April 4, 1998. The reduction in SG&A expenses as a percent of sales was a result of management's continuing plan of controlling costs, especially during a period when net sales increased 26.9 %.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended April 3, 1999 was $515 as compared to interest expense, net of $424 for the quarter ended April 4, 1998. This increase in interest expense was attributable to increased usage of the Company's long-term revolving line of credit during the first quarter of 1999 in comparison with the first quarter of 1998.

NET INCOME Net income for the quarter ended April 3, 1999 was $512, or $0.10 per share, as compared to a net loss of $647, or $0.13 per share, for the quarter ended April 4, 1998. The Company's net income for the first quarter of 1999 is attributed to the Company's improved plant operating performance and the sales growth achieved by rebuilding its independent dealer organization and targeting profitable customized niche markets. The Company's net loss in the first quarter of 1998 is attributed primarily to the impact of the Elba flood on the Company's profitability.

OVERALL On March 8, 1998, the Company's manufacturing facility in Elba, Alabama, which accounts for approximately 80% of the Company's new trailer production, was affected by flooding in the plant and surrounding area. In March 1998, the Company lost approximately two weeks of new trailer production due to the flood. Management estimates that the Elba flood resulted in approximately a 14% reduction in new trailer sales volume for the first quarter of 1998. The Company carries flood and business interruption insurance. Uninsured property damage was immaterial. However, the Company did not exceed the deductible under its business interruption policy. The Elba facility has fully recovered from the effects of the flood. Although the flood adversely impacted results in the quarter ended April 4, 1998, it did not impact financial results for the balance of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at April 3, 1999 and April 4, 1998 were $7.

Net cash used in operating activities was $190 for the period ended April 3, 1999 as compared to net cash provided by operating activities of $4,154 for the period ended April 4, 1998. The cash used in operating activities during the first quarter of 1999 primarily resulted from an increase in accounts receivable of $2,119. This increase resulted from a corresponding increase in net sales. The net cash provided by operating activities during the first quarter of 1998 was affected by the increase in accounts payable of $5,881 and a net decrease in accounts receivable of $2,098. This resulted from the lost production time after the March 1998 flood in Elba.

Net cash used in investing activities was $125 for the period ended April 3, 1999 as compared to net cash provided by investing activities of $647 for the period ended April 4, 1998. The net cash provided by investing activities for the first quarter of 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $739.

Net cash provided by financing activities was $315 for the period ended April 3, 1999 as compared to net cash used in financing activities of $4,802 for the period ended April 4, 1998. Net cash used in financing activities in the first quarter of 1998 was due to the Company making net payments on its long-term revolving line of credit of $4,811.

On March 28, 1997 the Company entered into a $14,000 five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of May 13, 1999, the Company had $4,193 outstanding under the Financing Agreement and $1,990 in letters of credit, and had $2,140 in availability under the Financing Agreement. On May 7, 1999 the Company amended the Financing Agreement with a term loan of $200 payable in eight installments with the final payment to be made on December 31, 1999. The term loan accrues interest at prime plus 2.0%. The term loan will be used to assist in the financing of new computer equipment. As of April 3, 1999 and May 17, 1999, the Company was in compliance with the covenant requirements of the Financing Agreement.

The $14,000 Financing Agreement allowed the Company to improve payment conditions with its vendors and provide the liquidity necessary for a consistent production flow. However, with the shut-down of the Elba facility production for two-weeks due to flooding and the resulting losses, the Company's liquidity position remained tight during the first quarter of 1998. Management believes that the Company can generate some additional liquidity by: reducing inventories, continuing to improve pricing and margins during this time of strong demand for product and improving credit limits and terms with vendors as the Company continues to show financial improvement. Actions continue to be under way to implement these plans. No assurances can be given that the Company will be successful in these efforts.

BACKLOG

The Company's backlog of orders was approximately $43,380 at April 3, 1999 and $34,745 at December 31, 1998. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company expects to fill these orders by the end of 1999. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's dealers do maintain an inventory of stock trailers.

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to identify and correct the Company's computer systems. The Year 2000 issue is the result of computer hardware and programs being designed to use two digits rather than four digits to define the applicable year. Any of the Company's hardware and programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This factor could result in system failure or miscalculations. The Company does not currently have significant manufacturing operation systems which would be affected by the Year 2000 issue. The Company's systems which rely on time sensitive information include primarily the accounting and purchasing systems. The Company presently believes that with modification to existing hardware and software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. Maintenance and modification costs will be expensed as incurred, while the costs of new hardware and software will be capitalized and amortized over the assets' useful lives. Management estimates the total cost of the conversion and modification to be $830, which has been approved by the Board of Directors of the Company and has been incorporated in the Company's 1999 capital expenditure and operating budget. It is estimated that $400 of the total cost will be financed, with the remainder funded through operating cash flows. It is anticipated that testing all modifications will occur in second quarter 1999, with conversion third quarter 1999. This timing allows management sufficient time to implement a contingency plan, should problems arise during testing or modification. With limited reliance on time sensitive computer systems, management does not believe that the Year 2000 issue will have a materially adverse affect on the Company's operations and that such systems which currently rely on time sensitive information could be performed by other methods, i.e., personal computer based solutions. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

             A. The Company's annual meeting of stockholders was held on April
                26, 1999.
             B. Lawrence E. Mock, Jr. was elected as a Director. The term of office of Marilyn R. Marks, J. Hoyle Rymer, and Neil A. Springer continued after the meeting.
             C. Stockholders voted on the matters disclosed in the following table:




                                                                       Ratification of Independent
                                    Election of Director*              Certified Public Accountants
                                    ---------------------              ----------------------------
         Votes Cast:
         For                                  4,624,990                           4,634,334
         Against                                133,096                              29,251
         Abstentions                                  0                              94,501
         Non Votes                                    0                                   0

* For a term of three years


Item 5.   Other Information

             Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

              a. The exhibits filed as a part of this report are as follows:

                 10.49 Amendment No. 8 dated as of May 7, 1999 to the Loan and Security Agreement dated March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

                 27 Financial Data Schedule [For SEC Purposes Only]

              b. No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DORSEY TRAILERS, INC.

Date:       May 17, 1999             By:    /s/ Kurt Herbst
       --------------------                 ------------------------------------
                                               Kurt Herbst
                                               Vice President - Finance
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)