Form 10-Q
period 1999-07-03
DORSEY TRAILERS INC
filed 1999-08-13
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999
                                       OR

[x] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:                 0-24354
                       ---------------------------------------------------------

                              DORSEY TRAILERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                                     58-2110729
--------------------------                                                     --------------------------
(State of Incorporation)                                                              (IRS Employer
                                                                                  Identification Number)

    2727 Paces Ferry Road
One Paces West, Suite 1700
        Atlanta, Georgia                                                                30339
--------------------------                                                     --------------------------


Registrant's telephone number, including area code:                                 (770) 438-9595
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

                              Yes [X]      No [ ]

The number of shares of common stock outstanding at August 13, 1999, was 5,031,191.

                              DORSEY TRAILERS, INC.

                                    FORM 10-Q

                           Quarter ended July 3, 1999

                                      Index


                                                                                                                Page
                                                                                                                ----
Part I.    Financial Information

           Item 1.   Condensed Financial Statements

                     Balance Sheets -  July 3, 1999 and December 31, 1998                                         3

                     Statements of Operations  - For the thirteen weeks and twenty-six weeks
                        ended July 3, 1999 and July 4, 1998, respectively                                         4

                     Statements of Cash Flows - For the twenty-six weeks
                        ended July 3, 1999 and July 4, 1998, respectively                                         5

                     Statements of Changes in Stockholders' Deficit-
                     For the twenty-six weeks ended July 3, 1999                                                  6

                     Notes to Condensed Financial Statements                                                      7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         11

Part II.   Other Information                                                                                     16

           Item 1.    Legal Proceedings                                                                          16

           Item 2.    Changes in Securities                                                                      16

           Item 3.    Defaults upon Senior Securities                                                            16

           Item 4.    Submission of Matters to a Vote of Security Holders                                        16

           Item 5.    Other Information                                                                          16

           Item 6.    Exhibits and Reports on Form 8-K                                                           16

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)


                                                                JULY 3,      DECEMBER 31,
                                                                 1999           1998
                                                               --------       --------
                                                              (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                   $      7       $      7
   Accounts receivable, net                                      13,831          6,284
   Inventories                                                   12,247         13,090
   Prepaid expenses and other assets                                112            133
                                                               --------       --------
          Total current assets                                   26,197         19,514
Property, plant and equipment, net                                7,445          7,562
Deferred income taxes                                             4,235          4,235
Other assets, net                                                 1,437          1,623
                                                               --------       --------
          Total assets                                         $ 39,314       $ 32,934
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current maturities of long-term debt                        $    508       $    496
   Accounts payable                                              19,004         16,815
   Accrued wages and employee benefits                            3,555          4,204
   Accrued expenses                                                 825          1,236
                                                               --------       --------
          Total current liabilities                              23,892         22,751
Long-term revolving line of credit                                8,588          3,807
Long-term debt, net of current maturities                         8,221          8,487
Accrued pension liability                                         1,600          1,600
Accrued warranty                                                  1,000          1,000
                                                               --------       --------
          Total liabilities                                      43,301         37,645
                                                               --------       --------
Stockholders' deficit
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 5,031,191 and 5,020,280 shares issued
        and outstanding                                              50             50
   Additional paid-in capital                                     2,711          2,681
   Accumulated deficit                                           (6,671)        (7,365)
   Accumulated other comprehensive loss                             (77)           (77)
                                                               --------       --------
          Total stockholders' deficit                            (3,987)        (4,711)
                                                               --------       --------
Commitments and contingencies                                        --             --
                                                               --------       --------
          Total liabilities and stockholders' deficit          $ 39,314       $ 32,934
                                                               ========       ========


                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF OPERATIONS -- UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                        JULY 3,        JULY 4,         JULY 3,        JULY 4,
                                         1999           1998            1999           1998
                                      ----------     ----------      ----------     ----------
                                      (13 WEEKS)     (13 WEEKS)      (26 WEEKS)     (26 WEEKS)
Net sales                              $ 44,181       $ 39,911       $ 89,028       $ 75,266
Cost of sales                            41,830         37,828         84,060         72,472
                                       --------       --------       --------       --------
Gross profit                              2,351          2,083          4,968          2,794

Selling, general and
     administrative expenses              1,677          1,625          3,267          3,127
                                       --------       --------       --------       --------
Income (loss) from operations               674            458          1,701           (333)

Interest expense, net                      (492)          (352)        (1,007)          (776)
Gain on property sales                       --             --             --            568
                                       --------       --------       --------       --------
Income (loss) before income taxes           182            106            694           (541)
Benefit from income taxes                    --             --             --             --
                                       --------       --------       --------       --------

Net income (loss)                      $    182       $    106       $    694       $   (541)
                                       ========       ========       ========       ========

Basic income (loss) per share          $    .04       $    .02       $    .14       $   (.11)
                                       ========       ========       ========       ========

Weighted average number of
  common and common share
  equivalents - basic                     5,028          5,017          5,024          5,015
                                       ========       ========       ========       ========

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS -- UNAUDITED
(IN THOUSANDS)


                                                                         JULY 3,        JULY 4,
                                                                          1999           1998
                                                                       ----------      ----------
                                                                       (26 WEEKS)      (26 WEEKS)
Cash flows from operating activities:
   Net income (loss)                                                     $   694       $  (541)
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities
        Depreciation and amortization                                        862           808
        Gain on property sales                                                --          (568)
        Issuance of common stock to non-employee directors                    30            30
        Change in assets and liabilities-
            (Increase) in accounts receivable                             (7,547)       (4,609)
            Decrease (increase)  in inventories                              843        (2,910)
            Decrease in prepaid expenses
                 and other current assets                                     20           423
             Increase (decrease) in accounts payable                       2,190         4,994
             (Decrease) in accrued expenses                               (1,060)       (1,460)
                                                                         -------       -------
                Net cash used in operating activities                     (3,968)       (3,833)
                                                                         -------       -------

Cash flows from investing activities:
        Capital expenditures                                                (558)         (168)
        Net proceeds from property sales                                      --           739
                                                                         -------       -------
                Net cash provided by (used in) investing activities         (558)          571
                                                                         -------       -------

Cash flows from financing activities:
        Net borrowings under line of credit agreement                      4,780         3,370
        Payments on long-term debt                                          (254)         (210)
        Deferred interest capitalized to long-term debt                       --           101
                                                                         -------       -------
                Net cash provided by financing activities                  4,526         3,261
                                                                         -------       -------

Decrease in cash and cash equivalents                                         --            (1)
        Cash and cash equivalents at beginning of period                       7             8
                                                                         -------       -------
        Cash and cash equivalents at end of period                       $     7       $     7
                                                                         =======       =======


                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)


                                                                                         Accumulated
                                                                            Additional      Other
                                           Common Stock         Paid-in    Accumulated  Comprehensive
                                         Shares      Amount     Capital      Deficit         Loss        Total
                                         ------      ------     -------    -----------  -------------    -----

Balance, December 31, 1998             5,020,280      $ 50      $2,681      $(7,365)         $(77)      $(4,711)

Net income                                   694       694

Issuance of common stock to
     non-employee directors               10,911        --          30           --            --            30
                                       ---------      ----      ------      -------          ----       -------

Balance, July 4, 1999 (Unaudited)      5,031,191      $ 50      $2,711      $(6,671)         $(77)      $(3,987)
                                       =========      ====      ======      =======          ====       =======

                              DORSEY TRAILERS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Unaudited, in thousands)

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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at July 3, 1999, and December 31, 1998, and its results of operations for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998, and its cash flows for the twenty-six weeks ended July 3, 1999, and July 4, 1998, respectively.

NOTE 2.   INVENTORIES

Inventories consisted of the following:

                                 July 3,    December 31,
                                  1999          1998
                                -------      -------
                                    (In thousands)
         Raw material           $ 9,754      $ 9,065
         Work-in-process          1,861        3,127
         Finished trailers          339          449
         Used trailers              293          449
                                -------      -------
                                $12,247      $13,090
                                =======      =======


NOTE 3.   REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14,000, five-year line of credit ("Financing Agreement"), including a $4,000 term loan and a letter of credit facility of up to $3,000, with an asset-based lender. The term loan was paid with the final payment being made on July 1, 1998. On December 31, 1998, the Company's Financing Agreement was amended. The amendment provided for an overadvance facility of $2,000 through January 31, 1999; $1,500 through February 28, 1999; and $1,000 through March 31, 1999. The Company does not plan to renew the overadvance facility.

On June 30, 1999 the Company amended the Financing Agreement. The amended agreement allows increases in the advance rates for the eligible accounts. The advance rates increased from 80% to 85% of eligible accounts receivable; from 30% to 35% of eligible raw material; and from 60% to 70% of eligible finished goods inventory. The amended agreement permits interest rate concessions for meeting certain net income and net worth bench marks. The amended agreement improved certain net worth covenants. In addition, the agreement was extended for an additional two year term.

         In connection with the closing of the original $14,000 Financing Agreement, the Company incurred cost of approximately $1,150 which is being amortized over the amended life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0% with interest payable monthly. At July 3, 1999, the interest rate was 10.0% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5 servicing fee and an annual facility fee of $75. The Financing Agreement allows advances of up to the lesser of $14,000 less the outstanding letters of credit obligations, or 85% of eligible accounts receivable plus 35 % of eligible raw material, 40 % of eligible used trailers, and 70% of eligible finished goods inventory less the outstanding letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of July 3, 1999, the Company had $8,588 outstanding under the Financing Agreement and $1,990 in letters of credit (See note 4). The Financing Agreement is collateralized by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of July 3, 1999 and August 13, 1999, the Company was in compliance with the covenants of the Financing Agreement.

NOTE 4.   COMMITMENTS AND CONTINGENCIES

         Workers' Compensation Insurance and Letters of Credit

         The Company is self-insured for workers' compensation claims up to $350 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $1,990 as of July 3, 1999 under its Financing Agreement (See Note 3). The accompanying condensed financial statements include an insurance accrual based upon third party administrators' and management's evaluation of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of July 3, 1999 arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Customer Financing

         The Company maintains an agreement with a finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $14,423 at July 3, 1999. In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

Litigation

         In December 1997, an Administrative Law Judge of the National Labor Relations Board ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate affected employees for any loss of earnings. In March, 1999, a three-member panel of the NLRB affirmed the Administrative Law Judge's decision. The Company will now continue the appeal process in the Federal Courts, a procedure that could take up to several years. No part of this order will take effect during the appeal process. The Company does not have sufficient information to estimate the cost that would be incurred if the Company was required to carry out this order. Management intends to vigorously defend against this order and believes the Company will prevail in the appeal process.

         In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1,000 by that insurance company in the settlement of product liability litigation. The documentary discovery phase is now complete. The Company expects to file a motion for summary judgment. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations or its cash flows.

         In April 1995, a class action lawsuit (James Starks et al. v. Dorsey Trailers, Inc. et al.) alleging racial discrimination was filed in the United States District Court for the Middle District of Alabama against the Company. The Court has not issued a class certification as of this date. Due to the lack of a class certification, management is unable to determine the potential damages, if any, associated with this litigation. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations or its cash flows.

         In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management, after reviewing available information relating to the above matters and consulting with the legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at July 3, 1999 in respect thereof which would have a materially adverse impact on the Company's financial position, results of operations or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations and its cash flows in which period such determination occurs could be materially affected.

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

RESULTS OF OPERATIONS

NET SALES Net sales for the quarter ended July 3, 1999 increased 10.7% to $44,181 from $39,911 for the quarter ended July 4, 1998. This increase in trailer sales revenue is primarily due to product mix and to a lesser extent an increase in the volume of units sold. The improvement in product mix comes from the Company targeting higher unit priced products such as refrigerated vans, customized vans, and dump trailers as compared to lower priced unit product such as standard dry freight vans. Management attributes the improved product mix to focusing on customized trailers and niche markets through the Company's independent dealer organization.

Net sales for the six months ended July 3, 1999 increased 18.3% to $89,028 from $75,266 for the six months ended July 4, 1998. The unit volume of new trailers sold increased 6.5% during the first six months of 1999 as compared to the same period in 1998. The increase in new trailer sales corresponds with the increase reflected in the industry as a whole. Additionally, with the increased demand, the Company has seen improved product mix in its targeted customer markets of independent dealers and customized trailers, as discussed above.

GROSS PROFIT Gross profit was $2,351 for the second quarter of 1999 or 5.3% of sales compared to a gross profit of $2,083 for the second quarter of 1998 or 5.2% of sales. The improvement in gross profit for the second quarter of 1999 was due to the Company's more profitable product mix, which management believes was primarily a result of the Company's strategy of focusing sales to its independent dealer organization and targeting profitable customized niche markets.

Gross profit for the six months ended July 3, 1999 was $4,968 or 5.6% of sales as compared to a gross profit of $2,794 or 3.7% of sales for the corresponding period in 1998. The improvement in the gross profit margin during the first six months of the year as stated above, is due to improved product mix, an increase in the volume of units sold and improved productivity. Gross profit on new trailers has improved $2,311 or 92.3% for the six months ended July 3, 1999, as compared to the six months ended July 4, 1998. The Company's gross profit was negatively impacted by certain flood-related costs in the first quarter of 1998 in the Elba, Alabama facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 increased approximately 3.2% to $1,677 as compared to $1,625 for the second quarter of 1998. SG&A expenses as a percent of net sales declined to 3.8% for the quarter ended July 3, 1999 as compared to 4.1% for the quarter ended July 4, 1998. While the Company experienced a 10.7% increase in sales in the second quarter of 1999, as compared to the second quarter of 1998, the decrease in SG&A as a percent of sales is reflective of management's continued focus on cost containment. No single component of SG&A expenses had a significant change between periods.

SG&A expenses for the first six months of 1999 increased approximately 4.5% to $3,267 as compared to $3,127 for the first six months of 1998. SG&A as a percent of sales was 3.7% for the six months ended July 3, 1999 as compared to 4.2% for the six months ended July 3, 1999. While the Company has experienced an 18.3% increase in sales in the first six months of 1999 as compared to the first six months of 1998, the decrease in SG&A as a percent of sales is reflective of management's continued focus on cost containment. The primary components of SG&A expense were salaries and employee benefits for 53% and 49% and professional fees for 13.0% and 17.6% of total SG&A expenses for the six months ended July 3, 1999 and July 4, 1998, respectively.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended July 3, 1999 was $492 as compared to interest expense, net of $352 for the quarter ended July 4, 1998. The increase in interest expense between quarters is due to the Company maintaining a higher average balance on its revolving line of credit during the second quarter of 1999 as compared to the same period in 1998. The increase in the revolving line of credit was used to fund the Company's growth, which included a higher than normal level of national account business, during the second quarter of 1999. National account business normally require longer payment terms than independent dealers.

Interest expense, net for the first six months of 1999 was $1,007 as compared to $776 for the same period in 1998. The increase in interest expense is due to the Company maintaining a higher average balance on its revolving line of credit during the first six months of 1999 as compared to the same period in 1998. As stated above, the increase in the revolving line of credit was used to fund the Company's growth.

NET INCOME (LOSS) Net income for the quarter ended July 3, 1999 was $182, or $0.04 per share on both a basic and diluted per share basis, as compared to net income of $106, or $0.02 per share, for the quarter ended July 4, 1998. The improved net income is attributable to the improved gross profit and a decrease in SG&A expenses as a percentage of sales, each of which is described above.

Net income for the six months ended July 3, 1999 was $694, or $0.14 per share on both a basic and diluted per share basis, as compared to a net loss of ($541), or $0.11 per share, for the six months ended July 4, 1998. The Company's net loss in the first six months of 1998 is attributed primarily to the impact of the Elba flood on the Company's profitability. Management estimates that the Elba flood resulted in approximately a $6,000 reduction in new trailer sales revenue.

OVERALL On March 8, 1998, the Company's manufacturing facility in Elba, Alabama, which accounts for approximately 80% of the Company's new trailer production, was affected by flooding in the plant and surrounding area. The Company lost approximately two weeks of new trailer production in the first quarter of 1998 due to the flood.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7 at July 3, 1999 and July 4, 1998, respectively.

Net cash used in operating activities was $3,968 for the period ended July 3, 1999 as compared to net cash used in operating activities of $3,833 for the period ended July 4, 1998. The cash used in operating activities for the first six months of 1999 primarily resulted from an increase in accounts receivable of $7,547. The increase in accounts receivable primarily relates to an increase in volume with certain customers that were paid subsequent to July 3, 1999. The uses of cash were primarily funded through a $2,190 increase in accounts payable and a $843 decrease in inventories. Net cash used for the first six months of 1998 was $3,833, which resulted from an increase in accounts receivable of $4,609 and in inventory of $2,910.

Net cash used in investing activities was $558 for the period ended July 3, 1999 as compared to net cash provided by investing activities of $571 for the period ended July 4, 1998. Net cash used in investing activities in 1999 was for capital expenditures. The net cash provided by investing activities in 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $739 in the first quarter of 1998. The net cash proceeds were offset by capital expenditures of $168.

Net cash provided by financing activities was $4,526 for the period ended July 3, 1999 as compared to net cash provided by financing activities of $3,261 for the period ended July 4, 1998. Net cash provided by financing activities for 1999 primarily came from net borrowings of $4,780 under the Company's line of credit agreement. Net cash provided by financing activities in 1998 came from net borrowing of $3,261 from the Company's line of credit agreement.

On March 28, 1997 the Company entered into a $14,000 five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of August 4, 1999, the Company had $7,710 outstanding under the Financing Agreement and $2,012 in letters of credit, and had $2,070 in availability under the Financing Agreement. On June 30, 1999 the Company amended the Financing Agreement increasing the advance rate allowed under the agreement. The Company estimates that the increase in advance rates will provide approximately $1,000 in increased availability, based on the asset balances as of July 3, 1999. In addition, the agreement was extended for an additional two year term. As of July 3, 1999 and August 13, 1999, the Company was in compliance with the covenant requirements of the Financing Agreement.

The $14,000 Financing Agreement allowed the Company to improve payment conditions with its vendors and provide the liquidity necessary for a consistent production flow. However, with the 18.3% growth in sales the Company has experienced in the first six months of 1999, coupled with prior years' losses, the Company's liquidity position has remained constrained. As stated above, the Company has amended its Financing Agreement which increased the advance rates on eligible assets. Management estimates that the increased advance rates will provide an additional $1,000 in availability under the Financing Agreement, based on asset balances as of July 3, 1999, which will assist in funding the growth of the Company. Additionally, the improved financial performance of the Company will aid in supporting the Company's growth. Earnings before interest, taxes, depreciation and amortization have increased $1,500 to $2,563 for the six months ended July 3, 1999 as compared to the six months ended July 4, 1998. The Company continues to negotiate with vendors to obtain appropriate credit limits, based on the current growth of the Company and its improved financial performance. As stated above, the Company's growth and prior year losses continue to constrain the Company's liquidity position. However, management believes, based on the improved financial results, that the Company's liquidity position has improved during the first six months of 1999, as compared to the first six months of 1998.

BACKLOG

The Company's backlog of orders was approximately $33,585 at July 3, 1999 and $34,745 at December 31, 1998. The backlog includes only those orders for trailers for which a confirmed customer order has been received. Subsequent to July 3, 1999, the Company received confirmation on two large orders that had been anticipated. These two orders increased the Company's backlog at July 31, 1999 to $48,215. The Company expects to fill these orders over the next twelve months. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's dealers do maintain an inventory of stock trailers.

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to identify and correct the Company's computer systems. The Year 2000 issue is the result of computer hardware and programs being designed to use two digits rather than four digits to define the applicable year. Any of the Company's hardware and programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This factor could result in system failure or miscalculations. The Company does not currently have significant manufacturing operation systems which would be affected by the Year 2000 issue. The Company's systems which rely on time sensitive information include primarily the accounting and purchasing systems. The Company presently believes that with modification to existing hardware and software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. Maintenance and modification costs will be expensed as incurred, while the costs of new hardware and software will be capitalized and amortized over the assets' useful lives. Management estimates the total cost of the conversion and modification to be $830, which has been approved by the Board of Directors of the Company and has been incorporated in the Company's 1999 capital expenditure and operating budget. It is estimated that $400 of the total cost will be financed, with the remainder funded through operating cash flows. It is anticipated that testing all modifications and conversion will occur in third quarter 1999. This timing allows management sufficient time to implement a contingency plan, should problems arise during testing or modification. With limited reliance on time sensitive computer systems, management does not believe that the Year 2000 issue will have a material adverse effect on the Company's operations and that such systems which currently rely on time sensitive information could be performed by other methods, i.e., personal computer based solutions. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.


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

Item 6.   Exhibits and Reports on Form 8-K

              a. The exhibits filed as part of this Report are as follows:

                  10.50 Amendment No. 9 dated as of June 30, 1999 to the Loan and Security Agreement dated March 28, 1997 between Foothill Capital Corporation and Dorsey Trailers, Inc.

                  27 Financial Data Schedule [ For SEC Purposes Only]

              b. No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DORSEY TRAILERS, INC.

Date:       August 13, 1999           By:    /s/ Charles A. Chesnutt
     -----------------------             ---------------------------------------
                                           Charles A. Chesnutt
                                           Director of  Finance
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                              DORSEY TRAILERS, INC.

                                INDEX TO EXHIBITS


         Exhibit Number             Description
         --------------             -----------
                  10.50             Amendment No.9 dated as of June 30, 1999 to
                                    the Loan and Security Agreement dated March
                                    28, 1997 between Foothill Capital
                                    Corporation and Dorsey Trailers, Inc.

                  27                Financial Data Schedule (for SEC use only)