Form 10-Q
period 1999-10-02
DORSEY TRAILERS INC
filed 1999-11-16
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

[X]                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED October 2, 1999

                                       OR

              TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

[ ]                       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:        0-24354
                        --------------

                             DORSEY TRAILERS, INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                  58-2110729
--------------------------------                      ----------------------------------
(State of Incorporation)                                           (IRS Employer
                                                              Identification Number)


    2727 Paces Ferry Road
One Paces West, Suite 1700
      Atlanta, Georgia                                   30339
------------------------------                        ----------------------------------

Registrant's telephone number, including area code:      (770) 438-9595
                                                      ----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]      No [ ]

The number of shares of common stock outstanding at November 16, 1999, was 5,031,191.

                             DORSEY TRAILERS, INC.

                                   FORM 10-Q

                         Quarter ended October 2, 1999

                                     Index
                                     -----


                                                                                                           Page
                                                                                                           ----
Part I.  Financial Information

         Item 1.   Condensed Financial Statements

                   Balance Sheets - October 2, 1999 and December 31, 1998                                     3

                   Statements of Operations - For the thirteen weeks and thirty-nine weeks
                      ended October 2, 1999 and October 3, 1998, respectively                                 4

                   Statements of Cash Flows - For the thirty-nine weeks
                      ended October 2, 1999 and October 3, 1998, respectively                                 5

                   Statements of Changes in Stockholders' Deficit -
                      For the thirty-nine weeks ended October 2, 1999                                         6

                   Notes to Condensed Financial Statements                                                    7

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    11

Part II.  Other Information                                                                                  16

         Item 1.    Legal Proceedings                                                                        16

         Item 2.    Changes in Securities                                                                    16

         Item 3.    Defaults upon Senior Securities                                                          16

         Item 4.    Submission of Matters to a Vote of Security Holders                                      16

         Item 5.    Other Information                                                                        16

         Item 6.    Exhibits and Reports on Form 8-K                                                         16

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


DORSEY TRAILERS, INC.

BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                 OCTOBER 2,     DECEMBER 31,
                                                                   1999             1998
                                                                -----------       --------
                                                                (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                     $      7         $      7
   Accounts receivable, net                                        14,304            6,284
   Inventories                                                     12,664           13,090
   Prepaid expenses and other assets                                  141              133
                                                                 --------         --------
          Total current assets                                     27,116           19,514
Property, plant and equipment, net                                  7,719            7,562
Deferred income taxes                                               6,066            4,235
Other assets, net                                                   1,379            1,623
                                                                 --------         --------
          Total assets                                           $ 42,280         $ 32,934
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current maturities of long-term debt                          $    516         $    496
   Accounts payable                                                18,726           16,815
   Accrued wages and employee benefits                              4,426            4,204
   Accrued expenses                                                   589            1,236
                                                                 --------         --------
          Total current liabilities                                24,257           22,751
Long-term revolving line of credit                                  9,240            3,807
Long-term debt, net of current maturities                           8,083            8,487
Accrued pension liability                                           1,600            1,600
Accrued warranty                                                    1,000            1,000
                                                                 --------         --------
          Total liabilities                                        44,180           37,645
                                                                 --------         --------
Stockholders' deficit
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 5,031,191 and 5,020,280 shares issued
        and outstanding                                                50               50
   Additional paid-in capital                                       2,711            2,681
   Accumulated deficit                                             (4,584)          (7,365)
   Accumulated other comprehensive loss                               (77)             (77)
                                                                 --------         --------
          Total stockholders' deficit                              (1,900)          (4,711)
                                                                 --------         --------
Commitments and contingencies                                          --               --
                                                                 --------         --------
          Total liabilities and stockholders' deficit            $ 42,280         $ 32,934
                                                                 ========         ========

                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                       OCTOBER 2,     OCTOBER 3,     OCTOBER 2,      OCTOBER 3,
                                         1999           1998           1999            1998
                                       --------       --------       ---------       ---------
                                       (13 WEEKS)     (13 WEEKS)     (39 WEEKS)      (39 WEEKS)

Net sales                              $ 44,393       $ 35,741       $ 133,421       $ 111,007
Cost of sales                            42,290         34,064         126,350         106,536
                                       --------       --------       ---------       ---------
Gross profit                              2,103          1,677           7,071           4,471

Selling, general and
     administrative expenses              1,354          1,323           4,620           4,450
                                       --------       --------       ---------       ---------
Income from operations                      749            354           2,451              21

Interest expense, net                      (493)          (603)         (1,501)         (1,379)
Gain on property sales                       --             --              --             568
                                       --------       --------       ---------       ---------
Income (loss) before income taxes           256           (249)            950            (790)
Benefit from income taxes                 1,831             --           1,831              --
                                       --------       --------       ---------       ---------

Net income (loss)                      $  2,087       $   (249)      $   2,781       $    (790)
                                       ========       ========       =========       =========

Basic income (loss) per share          $    .41       $   (.05)      $     .55       $    (.16)
                                       ========       ========       =========       =========

Weighted average number of
  common and common share
  equivalents - basic                     5,031          5,020           5,029           5,017
                                       ========       ========       =========       =========


                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.

STATEMENTS OF CASH FLOWS - UNAUDITED

(IN THOUSANDS)


                                                                        OCTOBER 2,        OCTOBER 3,
                                                                           1999              1998
                                                                        ---------         ---------
                                                                        (39 WEEKS)        (39 WEEKS)

Cash flows from operating activities:
   Net income (loss)                                                    $ 2,781           $  (790)
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities
        Depreciation and amortization                                     1,272             1,328
        Deferred income taxes                                            (1,831)               --
        Gain on property sales                                               --              (568)
        Issuance of common stock to non-employee directors                   30                30
        Change in assets and liabilities-
            Increase in accounts receivable                              (8,020)           (1,701)
            Decrease (increase)  in inventories                             426            (2,215)
            (Increase) decrease in prepaid expenses
                 and other current assets                                    (8)              371
            Increase in other assets                                         --               (75)
            Increase in accounts payable                                  1,912             3,303
            Decrease in accrued expenses                                   (425)           (2,373)
                                                                        -------           -------
                Net cash used in operating activities                    (3,863)           (2,690)
                                                                        -------           -------

Cash flows from investing activities:
        Capital expenditures                                             (1,185)             (477)
        Net proceeds from property sales                                     --               739
                                                                        -------           -------
                Net cash (used in) provided by investing activities      (1,185)              262
                                                                        -------           -------

Cash flows from financing activities:
        Net borrowings under revolving line of credit agreement           5,433             2,683
        Payments on long-term debt                                         (385)             (356)
        Deferred interest capitalized to long-term debt                      --               101
                                                                        -------           -------
                Net cash provided by financing activities                 5,048             2,428
                                                                        -------           -------

Decrease in cash and cash equivalents                                        --                --
        Cash and cash equivalents at beginning of period                      7                 8
                                                                        -------           -------
        Cash and cash equivalents at end of period                      $     7           $     8
                                                                        =======           =======


                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

(IN THOUSANDS EXCEPT SHARE DATA)



                                                                                               Accumulated
                                                                    Additional                    Other
                                               Common Stock          Paid-in     Accumulated  Comprehensive
                                           Shares        Amount      Capital       Deficit         Loss         Total
                                           ------        ------      -------       -------         ----         -----

Balance, December 31, 1998                5,020,280      $   50      $ 2,681     $   (7,365)     $   (77)     $ (4,711)

Net income                                                                            2,781                      2,781

Issuance of common stock to
     non-employee directors                  10,911          --           30             --           --            30
                                          ---------      ------      -------     ----------      -------      --------

Balance, October 2, 1999 (Unaudited)      5,031,191      $   50      $ 2,711     $   (4,584)     $   (77)     $ (1,900)
                                          =========      ======      =======     ==========      =======      ========


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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at October 2, 1999 and December 31, 1998, and its results of operations for the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998, and its cash flows for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively.

NOTE 2.   INVENTORIES

Inventories consisted of the following:

                                               October 2,         December 31,
                                                  1999                1998
                                               ----------         ------------
                                                      (In thousands)

                       Raw material              $10,470             $ 9,065
                       Work-in-process             1,367               3,127
                       Finished trailers             534                 449
                       Used trailers                 293                 449
                                                 -------             -------
                                                 $12,664             $13,090
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

On June 30, 1999 the Company amended the Financing Agreement. The amended agreement increased the advance rates for the eligible accounts. The advance rates increased from 80% to 85% of eligible accounts receivable; from 30% to 35% of eligible raw material; and from 60% to 70% of eligible finished goods inventory. The amended agreement permits interest rate concessions for meeting certain net income and net worth bench marks. The amended agreement improved certain net worth covenants. In addition, the agreement was extended for an additional two year term.

In connection with the closing of the original $14,000 Financing Agreement, the Company incurred cost of approximately $1,150 which is being amortized over the amended life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0% with interest payable monthly. At October 2, 1999, the interest rate was 10.0% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5 servicing fee and an annual facility fee of $75. The Financing Agreement allows advances of up to the lesser of $14,000 less the outstanding letters of credit obligations, or 85% of eligible accounts receivable plus 35% of eligible raw material, 40% of eligible used trailers, and 70% of eligible finished goods inventory less the outstanding letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of October 2, 1999, the Company had $9,240 outstanding under the Financing Agreement and $2,012 in letters of credit (See note 4). The Financing Agreement is collateralized by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of October 2, 1999 and November 16, 1999, the Company was in compliance with the covenants of the Financing Agreement.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Workers' Compensation Insurance and Letters of Credit

The Company is self-insured for workers' compensation claims up to $350 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $2,012 as of October 2, 1999 under its Financing Agreement (See Note 3). The accompanying condensed financial statements include an insurance accrual based upon third party administrators' and management's evaluation of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of October 2, 1999 arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


Customer Financing

The Company maintains an agreement with a finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $13,419 at October 2, 1999. In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

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

In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1,000 by that insurance company in the settlement of product liability litigation. The documentary discovery phase is now complete. The Company filed a motion for summary judgment. In September 1999, the trial court granted the Company's motion for summary judgment. GAN has filed a notice of appeal. Management intends to vigorously defend such litigation and believes that the ultimate resolution of the litigation will not have a material impact on the Company's financial position, results of operations or its cash flows.

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

In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management, after reviewing available information relating to the above matters and consulting with the legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at October 2, 1999 in respect thereof which would have a materially adverse impact on the Company's financial position, results of operations or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations and its cash flows in which period such determination occurs could be materially affected.

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

RESULTS OF OPERATIONS

NET SALES Net sales for the quarter ended October 2, 1999 increased 24.2% to $44,393 from $35,741 for the quarter ended October 3, 1998. This increase in trailer sales revenue is primarily due to product mix and to a lesser extent an increase in the volume of units sold. The improvement in product mix comes from the Company targeting higher unit priced products such as refrigerated vans, customized vans, and dump trailers as compared to lower priced unit product such as standard dry freight vans. Management attributes the improved product mix to focusing on customized trailers and niche markets through the Company's independent dealer organization.

Net sales for the nine months ended October 2, 1999 increased 20.2% to $133,421 from $111,007 for the nine months ended October 3, 1998. The unit volume of new trailers sold increased 10.9% during the first nine months of 1999 as compared to the same period in 1998. The increase in new trailer sales corresponds with the increase reflected in the industry as a whole. Additionally, with the increased demand, the Company has seen improved product mix in its targeted customer markets of independent dealers and customized trailers, as discussed above.

GROSS PROFIT Gross profit was $2,103 for the third quarter of 1999 or 4.7% of sales compared to a gross profit of $1,677 for the third quarter of 1998 or 4.7% of sales. The increase in gross profit for the third quarter of 1999 was due to the Company's increase in volume of trailers sold. Gross profit as a percent of sales was unchanged between the third quarter of 1999 and the third quarter of 1998. Gross profit as a percent of sales in the third quarter of 1999 reflects a greater volume of direct sales as compared to sales to its independent dealer organization, during the quarter. The gross margin in the third quarter of 1998 was adversely affected by the one-week vacation shutdown taken at the Company's Elba, Alabama plant.

Gross profit for the nine months ended October 2, 1999 was $7,071 or 5.3% of sales as compared to a gross profit of $4,471 or 4.0% of sales for the corresponding period in 1998. The improvement in the gross profit margin during the first nine months of the year as stated above, is due to improved product mix, an increase in the volume of units sold and improved productivity. Gross profit on new trailers has improved $1,042 or 13.1% for the nine months ended October 2, 1999, as compared to the nine months ended October 3, 1998. The Company's gross profit was negatively impacted by certain flood-related costs in the first quarter of 1998 and the one-week vacation shutdown during the third quarter of 1998 at the Elba, Alabama plant, discussed above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 increased approximately 2.3% to $1,354 as compared to $1,323 for the third quarter of 1998. SG&A expenses as a percent of net sales declined to 3.1% for the quarter ended October 2, 1999 as compared to 3.7% for the quarter ended October 3, 1998. While the Company experienced a 24.2% increase in sales in the third quarter of 1999, as compared to the third quarter of 1998, the decrease in SG&A as a percent of sales is reflective of management's continued focus on cost containment. No single component of SG&A expenses had a significant change between periods.

SG&A expenses for the first nine months of 1999 increased approximately 3.8% to $4,620 as compared to $4,450 for the first nine months of 1998. SG&A as a percent of sales was 3.5% for the nine months ended October 2, 1999 as compared to 4.0% for the nine months ended October 2, 1999. While the Company has experienced an 20.2% increase in sales in the first nine months of 1999 as compared to the first nine months of 1998, the decrease in SG&A as a percent of sales is reflective of management's continued focus on cost containment. The primary components of SG&A expense were salaries and employee benefits for 56% and 60% and professional fees for 10% and 11% of total SG&A expenses for the nine months ended October 2, 1999 and October 3, 1998, respectively.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended October 2, 1999 was $493 as compared to interest expense, net of $603 for the quarter ended October 3, 1998. The decrease in interest expense between quarters is due to the Company maintaining a lower average balance on its revolving line of credit during the third quarter of 1999 as compared to the same period in 1998. The decrease in interest expense was also due to the Company not incurring fees for amending its revolving line of credit during the third quarter of 1999. The Company incurred fees with the amendments to the Company's revolving line of credit during the third quarter of 1998.

Interest expense, net for the first nine months of 1999 was $1,501 as compared to $1,379 for the same period in 1998. The increase in interest expense is due to the Company maintaining a higher average balance on its revolving line of credit during the first nine months of 1999 as compared to the same period in 1998. The increase in the revolving line of credit was used to fund the Company's growth.

BENEFIT FROM INOME TAXES The Company recorded a benefit from income taxes for the quarter and nine months ended October 2, 1999, as a result of the removal of a portion of the valuation allowance associated with the Company's deferred tax assets. The Company is continually assessing its income tax situation and management believes that it is "more likely than not" that the deferred tax assets will be realized in the future. For the quarter and nine months ended October 3, 1998, no income tax benefit was recognized by the Company.

NET INCOME (LOSS) Net income for the quarter ended October 2, 1999 was $2,087, or $0.41 per share on both a basic and diluted per share basis, as compared to net loss of ($249), or ($0.05) per share, for the quarter ended October 3, 1998. The improved net income is attributable to the increased volume of trailers sold and a decrease in SG&A expenses as a percentage of sales, each of which is described above. In addition, the Company recorded a benefit from income tax, of $1,831, by reversing a valuation reserve against the Company's deferred tax assets, described above.

Net income for the nine months ended October 2, 1999 was $2,781, or $0.55 per share on both a basic and diluted per share basis, as compared to a net loss of ($790), or ($0.16) per share, for the nine months ended October 3, 1998. The Company recorded a benefit from income tax, of $1,831, by reversing a valuation reserve against the Company's deferred tax assets, described above. The Company's net loss in the first nine months of 1998 is attributed primarily to the impact of the flood and the one-week vacation shut down in the Elba, Alabama plant, described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7 at October 2, 1999 and $8 at October 3, 1998, respectively.

Net cash used in operating activities was $3,863 for the period ended October 2, 1999 as compared to net cash used in operating activities of $2,690 for the period ended October 3, 1998. The cash used in operating activities for the first nine months of 1999 primarily resulted from an increase in accounts receivable of $8,020. The increase in accounts receivable primarily relates to an increase in volume with certain customers that were received subsequent to October 2, 1999 and the overall growth in sales volume. The uses of cash were primarily funded through a $1,912 increase in accounts payable and a $426 decrease in inventories. Net cash used for the first nine months of 1998 was $2,690, which resulted from an increase in accounts receivable of $1,701, an increase in inventory of $2,215, and a decrease in accrued expenses of $2,373.

Net cash used in investing activities was $1,185 for the period ended October 2, 1999 as compared to net cash provided by investing activities of $262 for the period ended October 3, 1998. Net cash used in investing activities in 1999 was for capital expenditures. The net cash provided by investing activities in 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $739 in the first quarter of 1998. The net cash proceeds were offset by capital expenditures of $477.

Net cash provided by financing activities was $5,048 for the period ended October 2, 1999 as compared to net cash provided by financing activities of $2,428 for the period ended October 3, 1998. Net cash provided by financing activities for 1999 primarily came from net borrowings of $5,433 under the Company's line of credit agreement. Net cash provided by financing activities in 1998 came from net borrowing of $2,683 from the Company's revolving line of credit agreement.

On March 28, 1997 the Company entered into a $14,000 five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of November 12, 1999, the Company had $7,863 outstanding under the Financing Agreement and $2,012 in letters of credit, and had $2,671 in availability under the Financing Agreement. On June 30, 1999 the Company amended the Financing Agreement increasing the advance rate allowed under the agreement. In addition, the agreement was extended for an additional two year term. As of October 2, 1999 and November 16, 1999, the Company was in compliance with the covenant requirements of the Financing Agreement.

The $14,000 Financing Agreement allowed the Company to improve payment conditions with its vendors and provide the liquidity necessary for a consistent production flow. However, with the 20.2% growth in sales the Company has experienced in the first nine months of 1999, coupled with prior years' losses, the Company's liquidity position has remained constrained. As stated above, the Company has amended its Financing Agreement which increased the advance rates on eligible assets. Management estimates that the increased advance rates will provide the additional availability to assist in funding the growth of the Company. Additionally, the improved financial performance of the Company will aid in supporting the Company's growth. Earnings before interest, taxes, depreciation and amortization have increased $1,806 to $3,723 for the nine months ended October 2, 1999 as compared to the nine months ended October 3, 1998. The Company continues to negotiate with vendors to obtain increased credit limits, based on the current growth of the Company and its improved financial performance. Management believes, based on the improved financial results, that the Company's liquidity position has improved during the first nine months of 1999, as compared to the first nine months of 1998. However, as stated above, the Company's growth and prior year losses continue to constrain the Company's liquidity position.

BACKLOG

The Company's backlog of orders was approximately $45,192 at October 2, 1999 and $34,745 at December 31, 1998. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company expects to fill these orders over the next twelve months. Approximately $17.5 million of the backlog at October 2, 1999 was for an order received from one customer. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's independent dealers do maintain an inventory of stock trailers.


YEAR 2000


The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to identify and correct the Company's computer systems. The Year 2000 issue is the result of computer hardware and programs being designed to use two digits rather than four digits to define the applicable year. Any of the Company's hardware and programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This factor could result in system failure or miscalculations. The Company does not currently have significant manufacturing operation systems which would be affected by the Year 2000 issue. The Company's systems which rely on time sensitive information include primarily the accounting and purchasing systems. The Company presently believes that with modification to existing hardware and software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. Maintenance and modification costs will be expensed as incurred, while the costs of new hardware and software will be capitalized and amortized over the assets' useful lives. Management estimates the total cost of the conversion and modification to be $830, which has been approved by the Board of Directors of the Company and has been incorporated in the Company's 1999 capital expenditure and operating budget. The Company will finance the majority of the total cost, with the remainder funded through operating cash flow.


On the last weekend of the quarter ended October 2, 1999, the Company converted to the new system described above. This timing allows management sufficient time to implement a contingency plan, should systems problems arise after the conversion. With limited reliance on time sensitive computer systems, management does not believe that the Year 2000 issue will have a material adverse effect on the Company's operations and that such systems which currently rely on time sensitive information could be performed by other methods, i.e., personal computer based solutions. With the timely completion of the modifications and conversion, the Company will be year 2000 compliant. In addition, the Year 2000 issue should not have a material impact on the operations of the Company.

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

                                           DORSEY TRAILERS, INC.


Date:    November  16, 1999          By: /s/ Charles A. Chesnutt
       --------------------              -----------------------
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

               27              Financial Data Schedule (for SEC use only)