Form 10-K405
period 1999-12-31
DORSEY TRAILERS INC
filed 2000-03-29
CIK 924117

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE
               NUMBER 0-24354

            OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM  ______ TO  ______

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

                          COMMON STOCK $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 2000 was $3,248,389, based upon the closing price of the Company's common stock as quoted on the OTC -- Bulletin Board composite tape on such date. The Company has no authorized non-voting common equity.

     The number of shares outstanding of the registrant's common stock as of March 24, 2000 was 5,031,191.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000 are incorporated in this Form 10-K Part III by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                             DORSEY TRAILERS, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1999

                                                                         PAGES
                                                                         -----
PART I.
Item 1.    Business....................................................    1
Item 2.    Properties and Insurance....................................    5
Item 3.    Legal Proceedings...........................................    5
Item 4.    Submission of Matters to a Vote of Security Holders.........    6

PART II.
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................    7
Item 6     Selected Financial and Operating Data.......................    7
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    8
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   14
Item 8.    Financial Statements and Supplementary Data.................   14
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   14

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   14
Item 11.   Executive Compensation......................................   15
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   15
Item 13.   Certain Relationships and Related Transactions..............   15

PART IV.
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form
           8-K.........................................................   16
SIGNATURES.............................................................   17

                                     PART I

ITEM 1 - BUSINESS

     Dorsey Trailers, Inc. ("the Company" or "Dorsey") designs, manufactures and markets a broad line of high-quality, customized truck trailers, including dry freight van trailers, refrigerated van trailers, flatbed trailers and dump trailers. The Company competes in the customized segment of the truck trailer industry through its authorized independent new trailer dealers ("the Dealer(s)") and on a direct basis. The Company was organized as a Delaware corporation in 1994.

PRODUCTS

     The Company's broad line of product offerings includes:

     - Dry Freight Van Trailers. These trailers are the most popular type of truck trailers and are purchased by most segments of the trucking industry. The Company produces the standard aluminum sheet and interior post trailers, as well as aluminum plate-side and fiberglass reinforced plywood ("FRP") trailers. Other models offered include shorter "pup" vans that are used in doubles or triples operation and "piggybacks" that are used in domestic intermodal transportation. Dry freight van trailers represented 53.0% and 58.3% of net sales in 1999 and 1998, respectively.

     Additional specialized dry freight van trailers produced by the Company include:

        - CargoGuard(R). The CargoGuard(R) trailer was introduced by the Company in 1994. These trailers are proprietary, high-capacity, aluminum sheet and post vans with one-piece, seamless plastic interior liners. The Company believes that CargoGuard(R) is superior to traditional dry freight vans because of its greater cubic capacity and because its seamless liner is less expensive to maintain than plywood lining. The Company also believes that CargoGuard(R) offers certain advantages over aluminum plate-side trailers, including the capability of bulk loading due to greater sidewall stiffness, and decreased aluminum content, thereby lessening exposure to the volatility of commodity aluminum prices.

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

     - Refrigerated Van Trailers. These trailers are used to transport temperature sensitive products. The Company's refrigerated vans are thermally efficient and were among the first to employ insulation material that is not harmful to the ozone layer of the atmosphere. The Company builds refrigerated vans of various lengths including both full size and "pup" refrigerated trailers. Dorsey's food service delivery trailers are highly customized and may include such features as multiple compartments with different temperatures, center partition systems, side doors, and steps for side and rear entry. Refrigerated van trailers represented 23.7% and 18.5% of net sales in 1999 and 1998, respectively.

     - Flatbed Trailers. Flatbed trailers, also known as platform trailers, are used to carry loads such as steel and building materials. The Company produces a wide variety of platform trailers, including straight frames, drop frames and multi-axle units for specialized loads. All steel, as well as composite steel, and aluminum designs are produced to satisfy specific customer requirements. Flatbed trailers represented 16.0% and 15.6% of net sales in 1999 and 1998, respectively.

     - Dump Trailers. Dump trailers are used to haul bulk products such as dirt, sand, rock, gravel, refuse, scrap and demolition by-products. The Company builds a variety of dump trailers, including double trailers with frame and frameless designs, of aluminum and steel construction. Dump trailers represented 4.1% and 4.2% of net sales in 1999 and 1998, respectively.

     - Used Trailers. Infrequently, the Company is involved in the sale of used trailers, which are supplied primarily by trade-ins from its new trailer customers. Used trailers represented 0.1% and 0.2% of net sales in 1999 and 1998, respectively.

     - Parts and Accessories. Replacement parts and accessories are sold primarily to Dorsey Dealers. Parts and accessories represented 3.1% and 3.2% of net sales in 1999 and 1998, respectively.

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

     During 1999, the Company continued its focus on its Dealer network and direct customized niche markets, such as fruit haul trailers, dumps, refrigerated vans, and package carrier vans. Management believes the Company is best suited to serve the Dealer network and the direct customized markets due to the skilled labor force, design engineering resources, diverse trailer models and option portfolio, and plant layouts. Additionally, management believes that these markets provide a higher return on the Company's investment than do the large fleet orders of standard dry freight vans. Management will continue to focus on the Dealer network and customized niche markets in 2000 with the goal of increasing the amount of sales derived from these markets.

CUSTOMERS

     Dealer Sales. Smaller and medium-sized customers are served through Dorsey's Dealer network. Dealer sales account for a substantial percentage of sales of refrigerated, flatbed and dump trailers. The Company's Dealers are highly responsive to customers in their service areas, allowing the Company to access these regional markets. Dealer sales accounted for approximately 61.9% in 1999, 65.5% in 1998 and 38.5% in 1997 of total new trailer sales for each of the respective years. Dorsey has 81 authorized new trailer Dealers located in 36 states and 4 Canadian provinces. During 1999, the Company added 9 new Dealers. All Dealers are independently owned and operated. Most Dealers sell parts, provide general and warranty repair service for trailers, and sell used trailers, thereby providing a sales outlet for trailers taken in trade by the Company. The Company has no ownership interest in any Dorsey dealership and owns no branch retail stores. Management believes that independently owned dealerships are a more cost efficient distribution system than Company-owned branches. The Company has no plans to develop any Company-owned retail stores.

     The Company's relationships with its Dealers are governed by non-exclusive agreements that are terminable by either party upon 30 days' notice. These agreements generally provide that the Dealer's primary responsibility is to promote the sale of the Company's products in the geographic area the Dealer serves.

     National Account Sales. The Company strives to establish and maintain close, long-term relationships with its national account customers. Dorsey involves manufacturing and engineering personnel in its team approach to developing relationships with customers. National account sales represented approximately 38.1% in 1999, 34.5% in 1998, and 61.5% in 1997 of total new trailer sales revenue for each of the respective years. The Company has been successful in developing significant relationships as a supplier to many large, growth-oriented customers including:

     - Dry Freight Van Trailers: Coca-Cola Bottling Co. Consolidated, J.B. Hunt Transport, Inc., Landair Transport, Inc., Landstar System, Inc., Penske Truck Leasing, FedEx Ground (formerly RPS, Inc.), Ryder Truck Rental, Inc., United Parcel Service, USF Holland, Watkins Motor Lines, Inc., and Westpoint Stevens.

     - Refrigerated Van Trailers: Ryder Truck Rental, Inc., Food Service Companies, and XTRA, Inc.

     - Flatbed Trailers: Caterpillar, Inc., J.B. Hunt Transport, Inc., Penske Truck Leasing, Ryder Truck Rental, Inc., and Timberline Transportation.

     For the year ended 1999 and 1998, no customer or Dealer represented greater than 10% of the Company's total sales. For the year ended 1997, sales to United Parcel Service were $ 21.3 million, which exceeded 10% of the Company's total sales.

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

BACKLOG

     The Company's backlog of orders was approximately $49.5 million, $34.7 million, and $25.0 million at December 31, 1999, 1998 and 1997, respectively. Dorsey includes in backlog only those orders for trailers for which a confirmed customer order has been received. Dorsey expects to fill all of these orders by the end of 2000. The Company manufactures trailers only to customer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of Dorsey's Dealers do maintain an inventory of stock trailers.

     The current industry demand remains healthy as a strong freight market continues to require more equipment. However, in the event of a major economic downturn, the demand for equipment may see a significant decrease. The Company has added several new key Dealers during the year and expects to see improvement in its Dealer distribution as this network matures, and the Company obtains deeper penetration in its targeted customized markets. Management believes that a strong Dealer network provides a more stable and diverse customer base less susceptible to industry swings. However, no assurances can be given that the Company will not incur a decrease in demand for product if the industry demand for product diminishes.

EMPLOYEES

     As of December 31, 1999, the Company employed 1,073 persons, of whom 1,042 were employed in engineering, manufacturing, and materials, 15 in sales and marketing and 16 in administration, finance and general management.

     As of December 31, 1999, approximately 75% of the Company's hourly manufacturing employees at the Elba, Alabama plant are represented by the International Association of Machinists and Aero Space Workers ("IAM") under a three year collective bargaining agreement that expires May 3, 2002. The Cartersville, Georgia and Dillon, South Carolina plants are non-union.

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

ENVIRONMENTAL MATTERS

     The Company is engaged in a project to obtain an ACT II "release from liability" from the state of Pennsylvania for the property located in Northumberland, Pennsylvania. The ACT II process was initiated in October 1999 and is anticipated to conclude in August 2000. The Company sold the property in January 2000 (see Note 9 of Notes to Financial Statements).

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources ("WDNR") conducted an environmental inspection that identified certain environmental response requirements. The Company entered into an agreement with the two prior owners of the Edgerton plant, limiting the Company's allocation of future expense to 4%. In 1998, the Company sold this facility, and management believes that any future expense will be diminimus and not have a material impact on the Company's financial position, results of operations or cash flows.

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

PATENTS AND TRADEMARKS

     The Company has been issued a patent in the United States to protect the design concept and manufacturing method of the Company's CargoGuard(R) van trailer. The Company has been granted a trademark registration for the

Dorsey(TM), CargoGuard(TM) , and Liteguard(TM) names in the United States. The Company does not consider its business to be materially dependent on one particular patent or trademark.

ITEM 2 - PROPERTIES AND INSURANCE

     The Company's design and manufacture of truck trailers are performed at three facilities. Dry freight vans and refrigerated vans are produced at a 400,000 square foot facility on 74 acres in Elba, Alabama. Flatbed trailers are produced at a 150,000 square foot facility on 16 acres in Cartersville, Georgia. Dump trailers are produced at a 45,100 square foot facility on 10 acres in Dillon, South Carolina. Management believes these facilities have sufficient manufacturing capacity to produce the Company's forecasted market requirements. The Company's principal executive offices are located in an approximately 7,000 square foot office in Atlanta, Georgia, which is leased by the Company.

     In December 1999 the Company entered into an agreement for the sale of an inactive 144,000 square foot facility in Northumberland, Pennsylvania. In January 2000, the Company completed the sale and received net proceeds on the sale of $0.6 million and recognized a net loss on the sale of the property of $0.1 million in 1999. In March 1998, the Company completed the sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia to separate private real estate investors. The Company received aggregate net proceeds on the sales of $0.7 million and recognized a net gain on the sale of these properties of $0.6 million.

     The Company maintains insurance to limit certain risks associated with its business activities. The Company's comprehensive property policy insures business interruption losses in addition to the Company's buildings, machinery and inventory. The property insurance has a total limit of $75 million and a flood sub-limit of $16 million, subject to a $100,000 deductible per occurrence. In addition, the Company maintains insurance covering general and product liability subject to a self-insured retention of $250,000 for each occurrence and an annual aggregate limit of $21 million. The Company maintains insurance covering workers' compensation liabilities subject to a self-insured retention of $350,000 per occurrence.

ITEM 3 - LEGAL PROCEEDINGS

     In December 1997, an Administrative Law Judge of the National Labor Relations Board ("NLRB") ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate affected employees for any loss of earnings. In March 1999, a three-member panel of the NLRB affirmed the Administrative Law Judge's decision. Unsuccessful mediation efforts took place in February 2000, between the Company and the NLRB. The Company will now continue the appeal process in the Federal Courts, a procedure that could take up to several years. No part of this order will take effect during the appeal process. The Company does not have sufficient information to estimate the cost that would be incurred if the Company was required to carry out this order.

     In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1.0 million by that insurance company in the settlement of product liability litigation. The Company filed a motion for summary judgment and in September 1999, the trial court granted the Company's motion for summary judgment. GAN filed a notice of appeal, but in March 2000, GAN ceased the appeal process and settled the action with the Company. The amount of the settlement to be paid to the Company will not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management after reviewing available information relating to these matters and consulting with legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1999 in respect thereof, by an amount which would have a materially adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows could be materially affected.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the period indicated, the high and low sales prices per share of the Common Stock as reported on The Nasdaq Stock Market and OTC -- Bulletin Board:

                                                            HIGH       LOW
                                                           -------   -------
1998
  First Quarter..........................................  $ 3.625   $ 2.375
  Second Quarter.........................................  $ 4.625   $ 2.875
  Third Quarter..........................................  $ 3.250   $ 1.250
  Fourth Quarter.........................................  $ 1.375   $ 0.875
1999
  First Quarter..........................................  $ 2.875   $ 0.875
  Second Quarter.........................................  $ 2.750   $ 1.625
  Third Quarter..........................................  $ 2.500   $ 0.969
  Fourth Quarter.........................................  $ 2.188   $ 1.094
2000
  First Quarter (through March 24, 2000).................  $ 1.438   $ 0.938

         Source: Dow Jones Interactive Quotes & Market Data

     As of March 24, 2000, the Common Stock was held by approximately 90 holders of record and approximately 1,000 beneficial owners.

STOCK TRADING

     Effective August 8, 1997, the Company's shares were conditionally listed on the Nasdaq SmallCap Market under the trading symbol DSYTC and were no longer listed on the Nasdaq National Market. Effective October 1, 1997, quotations for the Company's shares began to be published on the OTC-Bulletin Board under the symbol DSYT and the Company's shares were no longer listed on the Nasdaq SmallCap Market. These actions resulted from the Company's inability to meet one or more of the continued listing standards of the Nasdaq SmallCap Market.

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

ITEM 6 - SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth selected financial and operating data of the Company. The selected financial data as of December 31, 1999, 1998, 1997, 1996 and 1995 and for each of the years then ended have been derived from the Financial Statements of the Company which have been audited by PricewaterhouseCoopers LLP, the Company's independent accountants. The information set forth below should be read in conjunction with the Financial

Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                 1999         1998         1997         1996         1995
                                              ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND OPERATING DATA)
Statement of Operations Data:
  Net sales.................................   $172,648     $150,328     $156,966     $157,366     $227,944
  Cost of sales.............................    163,884      143,508      158,514      156,214      215,048
                                               --------     --------     --------     --------     --------
     Gross profit (loss)....................      8,764        6,820       (1,548)       1,152       12,896
  Selling, general and administrative
     expenses...............................      6,266        5,975        7,372        8,753        7,349
  Provision for plant closing (1)...........         --           --           --           --          350
                                               --------     --------     --------     --------     --------
  Operating income (loss)...................      2,498          845       (8,920)      (7,601)       5,197
  Interest expense, net.....................     (2,034)      (1,900)      (1,649)        (408)         (62)
  (Loss) gain on property sales.............       (100)         568           --           --           --
                                               --------     --------     --------     --------     --------
          Income (loss) before income
            taxes...........................        364         (487)     (10,569)      (8,009)       5,135
  Benefit from (provision for) income
     taxes..................................      2,056                       387        3,084         (891)
                                               --------     --------     --------     --------     --------
          Comprehensive income (loss).......   $  2,420     $   (487)    $(10,182)    $ (4,925)    $  4,244
                                               ========     ========     ========     ========     ========
          Basic earnings (loss) per share...   $   0.48     $  (0.10)    $  (2.03)    $  (0.99)    $   0.85
  Average shares outstanding -- basic.......      5,030        5,020        5,007        4,995        4,990
Operating Data:
          Number of new trailers sold.......      9,486        8,408        7,934        8,595       12,276
          Sales per employee................   $160,902     $149,283     $152,839     $160,251     $174,938
Balance Sheet Data (at December 31 of each
  year):
          Total assets......................   $ 42,273     $ 32,934     $ 33,367     $ 45,019     $ 47,449
     Long-term debt, including current
       portion..............................     17,965       12,790       14,935        9,876       10,315
          Total stockholders' equity
            (deficit).......................     (2,184)      (4,711)      (4,310)       5,615       10,193

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

INCLUSION OF FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, including "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statements in the "Letter To Our Stockholders" contained in the Company's Annual Report to Stockholders, may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of raw materials, component prices, labor shortages or work stoppage, dependence on current industry trends and demand for product, manufacturing interruption due to unfavorable natural events, unfavorable results of outstanding litigation, government regulations and new technologies or products. Readers should review and consider the various disclosures included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of expense items to net sales for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1999     1998     1997
                                                        -----    -----    -----
Net sales.............................................  100.0%   100.0%   100.0%
Cost of sales.........................................   94.9     95.5    101.0
                                                        -----    -----    -----
Gross profit (loss)...................................    5.1      4.5     (1.0)
Selling, general and administrative expenses..........    3.6      3.9      4.7
                                                        -----    -----    -----
Income (loss) from operations.........................    1.5      0.6     (5.7)
Interest expense, net.................................    1.2      1.3      1.0
(Loss) gain on property sales.........................   (0.1)     0.4       --
                                                        -----    -----    -----
Income (loss) before benefit from income taxes........    0.2     (0.3)    (6.7)
Benefit from income taxes.............................    1.2       --      0.2
                                                        -----    -----    -----
Net income (loss).....................................    1.4%    (0.3)%   (6.5)%
                                                        =====    =====    =====

  Net Sales

                                                     YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------
                                           1999               1998               1997
                                       -------------      -------------      -------------
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGE DATA)
Net sales........................        $172,648           $150,328           $156,966
Percentage increase (decrease) in
  sales from prior period........            14.8%              (4.2)%             (0.2)%

     Net sales for 1999 increased by $22.3 million, or 14.8%, to $172.6 million from $150.3 million for 1998. This increase in net sales is due primarily to an increase in volume of new trailers sold and product mix. The improvement in product mix comes from the Company targeting higher unit priced products such as refrigerated vans, customized vans, and dump trailers, as compared to lower unit priced products, such as standard dry freight vans. Management attributes the improved product mix to focusing on customized trailers and niche markets through the Company's independent dealer organization. New trailer sales for 1999 were $167.2 million, a 15.2% increase over new trailer sales for 1998 of $145.2 million. The volume of new trailers sold in 1999 increased by 12.8% over new trailers sold in 1998. New trailers sold in 1999 were 9,486 units, as compared to 8,408 units sold in 1998. The increase in new trailer sales corresponds with the increase reflected in the industry as a whole.

     Net sales for 1998 decreased by $6.6 million, or 4.2%, to $150.3 million from $157.0 million for 1997. The decrease in sales was due to the decrease in used trailer sales. Used trailer sales for 1998 were $0.3 million compared to $15.7 million for 1997. This reduction in used trailer sales corresponds to the reduction in the Company's used trailer inventory during each year. The reduction in used trailer inventory and corresponding decline in used trailer sales can be attributed to the strong demand for equipment by the trucking industry. As a result, the pressure on a manufacturer to take used equipment in order to obtain new trailer sales orders had diminished; however, at any time that the demand for equipment should decrease, the pressure on manufacturers to take used equipment could increase. The Company's strategy of focusing on its independent dealer network and customized niche markets should diminish the Company's pressure to take used trailers because the used trailer pressures are primarily a focus of the large fleet business. The Company is reducing its focus on those large fleets requiring the trade-in of their used trailers. The Company believes that its strategy of developing its independent dealer market will also assist in diminishing the requirements of the Company to take used trailers as these independent dealers will accept and market the majority of used trailer equipment for resale. However, no assurances can be given that the Company will not be pressured to take on used trailers as part of a new sales order.

     New trailer sales for 1998 were $145.2 million, a 6.2% increase, over new trailer sales for 1997 of $136.7 million. The volume of new trailers sold in 1998 increased by 5.9% over new trailers sold in 1997. Besides the improvement in the volume of trailers sold, the Company also experienced improvement in product mix as the volume of higher unit priced equipment such as refrigerated vans, dumps, and highly customized trailers increased in 1998. Although the Company had an increase in new trailer sales revenue in 1998 as compared to 1997, new trailer sales were negatively impacted by the flood at the Elba, Alabama plant discussed below, as well as, a one-week vacation shutdown taken during July 1998 at this plant. During that week, in addition to addressing routine maintenance issues, the Company reconfigured and consolidated the dry freight manufacturing production lines for more efficient production, and added subassembly capabilities. These related process changes are resulting in lower manufacturing costs and more efficient operations.

  Gross Profit

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                             1999         1998          1997
                                            -------      -------      --------
                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                     PERCENTAGE DATA)
          Gross profit (loss).........      $8,764       $6,820       $(1,548)
          As a percentage of net
            sales.....................         5.1%         4.5%         (1.0)%

     Gross profit as a percentage of net sales, or gross margin, increased to 5.1% in 1999 from 4.5% in 1998 and gross profit increased to $8.8 million from $6.8 million. This level of gross margin and gross profit is the highest the Company has reported since 1995 and its second consecutive year over year increase since 1995. As discussed above, the improvement in the gross profit for 1999 was due to the Company's focus on more profitable product mix, improved pricing and increased volume of new trailer sales. Management believes the Company's strategy of emphasizing its independent dealer organization and targeting customized niche markets has contributed to the increased gross profit.

     Gross profit as a percentage of net sales, or gross margin, increased to 4.5% in 1998 from (1.0%) in 1997 and gross profit increased to $6.8 million from ($1.5) million. The improvement in the gross profit for 1998 was due to the Company's more profitable product mix, improved pricing and increased volume of new trailer sales, which management believes was primarily a result of the Company's strategy of building its independent dealer organization and targeting customized niche markets. Although the Company showed significant improvement in its gross profit in 1998, the gross profit in 1998 was negatively impacted by certain flood related costs, and the one-week vacation shutdown, as discussed previously.

  Selling, General and Administrative Expenses

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1999         1998         1997
                                             -------      -------      -------
                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                     PERCENTAGE DATA)
          Selling, general and
            administrative expenses....      $6,266       $5,975       $7,372
          As a percentage of net
            sales......................         3.6%         3.9%         4.7%

     Selling, general and administrative ("SG&A") expenses increased by $0.3 million to $6.3 million for 1999 from $6.0 million for 1998. SG&A as a percentage of sales decreased to 3.6% in 1999 from 3.9% in 1998. While the Company has experienced a 14.8% increase in sales in 1999 as compared to 1998, the relative decrease in SG&A expenses between years is reflective of management's continued focus on cost containment. No single component of SG&A expenses had a significant change between periods.

     Selling, general and administrative ("SG&A") expenses decreased by $1.4 million to $6.0 million for 1998 from $7.4 million for 1997. SG&A as a percentage of sales decreased to 3.9% in 1998 from 4.7% in 1997. The decrease in SG&A expenses between years is reflective of management's plan of overall cost reductions. The decrease primarily is a result of a 22.7% reduction in salaries and benefits, a 25.2% reduction in consulting fees and a 53.3% reduction in professional fees related to fees incurred in 1997 with the Company's unsuccessful acquisition efforts and a reduction in litigation expense.

  (Loss) Gain On Property Sales

     In December 1999, the Company entered into an agreement for the sale of its closed facility in Northumberland, Pennsylvania to a private manufacturer. The Company closed the transaction in January 2000 and received aggregate net proceeds on the sales of $0.6 million and recognized a net loss on the sale of these properties of $0.1 million during 1999.

     In March 1998, the Company completed the sale of its closed facilities in Edgerton, Wisconsin and Griffin, Georgia to separate private real estate investors. The Company received aggregate net proceeds on the sales of $0.7 million and recognized a net gain on the sale of these properties of $0.6 million during 1998.

  Interest Expense, Net

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1999         1998         1997
                                             -------      -------      -------
                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                     PERCENTAGE DATA)
Interest expense, net..................      $2,034       $1,900       $1,649
As a percentage of net sales...........         1.2%         1.3%         1.0%

     Net interest expense increased to $2.0 million for 1999 from $1.9 million for 1998. The increase in net interest expense for 1999 is due primarily to an increase in the prime lending rate. During 1999, the Federal Reserve increased the Federal Funds rate by 0.75%. The increase in the rate was passed directly to the Company in the form of an increased interest rate charged on the Company's long-term revolving line of credit. The Company's interest expense is generated mainly from the usage of its long-term revolving line of credit.

     Net interest expense increased to $1.9 million for 1998 from $1.6 million for 1997. The 1997 interest expense of $1.6 million is reduced by $0.4 million in interest income received upon renegotiation of the Company's retail finance agreement (See Note 9 of Notes to Financial Statements). The Company's interest expense primarily was the result of the usage of its long-term revolving line of credit.

OVERALL

     On March 8, 1998, the Company's manufacturing facility in Elba, Alabama, which accounts for approximately 80% of the Company's new trailer production, was affected by flooding in the plant and surrounding area. The Company lost approximately two weeks of new trailer production in 1998 due to the flood. The Elba facility has fully recovered from the effects of the flood.

BENEFIT FROM INCOME TAXES AND NET INCOME

     The Company reported net income of $2.4 million or $0.48 per share for 1999, as compared to a net loss of $0.5 million or $0.10 loss per share for 1998. The Company recorded a benefit from income taxes in the third quarter of the year, as result of the reversal of a portion of the valuation allowance associated with the Company's deferred tax assets. The Company is continually assessing its income tax situation and management believes that it is more likely than not that the net carrying value of the deferred tax assets will be realized in the future. The benefit from income tax recorded in 1999 was $2.1 million or $0.41 per share. The Company reported a quarterly net profit in the first three quarters of 1999. The Company recorded a net loss in the fourth quarter of 1999, primarily due to operational issues associated with the Company's computer system conversion. The net profit recorded for 1999 is the first the Company has recorded since 1995.

     The Company reported a net loss of $0.5 million or $0.10 loss per share for 1998, as compared to a net loss of $10.2 million or $2.03 loss per share for 1997. The Company reported a quarterly net profit in the second and fourth quarters of 1998. The Company reported a net loss in the first and third quarters of 1998. The loss in the first quarter was attributable to the two-week shutdown in Elba, Alabama due to the flood, and the loss in the third quarter of 1998 was due in part to the one-week vacation shutdown and start-up after the shutdown in the Elba, Alabama plant, both previously discussed. The Company reported no benefit from income taxes for 1998 as the Company increased its valuation reserve for certain income tax benefits by $0.2 million to $3.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $7,000 at December 31, 1999 and December 31, 1998.

     Net cash used in operating activities was $3.5 million for 1999 as compared to net cash provided by operating activities of $2.1 million for 1998 and net cash used in operating activities of $4.9 million for 1997. Cash used in operating activities for 1999 was primarily from a $4.4 million increase in accounts receivable, a $3.0 million increase in inventory and a $2.1 million reversal of the valuation reserve against deferred tax assets, discussed above. Both the increase in accounts receivable and inventory are attributable to the growth in sales the Company experienced during 1999. These uses of cash were offset by a $2.1 million increase in accounts payable and $1.8 million in depreciation and amortization. The $2.1 million increase in accounts payable is also attributable to the growth the Company experienced during 1999. The $3.0 million increase in inventory is due to the following: change in product mix has resulted in higher raw material content and increased production in certain types of customized vans and trailers resulted in a $2.6 million increase in raw materials. Cash provided by operating activities for 1998 was primarily from a $4.2 million increase in accounts payable and depreciation and amortization of $1.8 million. The increase in accounts payable is due to improved supplier credit terms as the Company's financial results have improved. These sources of cash were offset by a $1.9 million decrease in accrued expenses and a $1.6 million increase in inventory. The $1.9 million decrease in accrued expenses was the result of a decrease in reserve for closed plants which were sold in 1998, decrease in accrued interest expense, decrease in accrued warranty expense, decrease in self-insurance reserve, and a decrease in accrued liability for parts prepaid by a customer. The $1.6 million increase in inventory is due to the following: change in product mix has resulted in higher raw material content and increased production in certain types of customized vans and trailers resulted in a $1.3 million increase in raw materials and a higher monetary value of work in process. Cash used in operating activities for 1997 was primarily used to fund the Company's loss of $10.2 million and a $5.5 million decrease in accounts payable. This cash used was offset by a $7.5 million decrease in inventories, primarily used trailers; a $1.5 million decrease in accounts receivable and a $2.5 million decrease in prepaid and other current assets, primarily receipt of the tax refund from 1996.

     Net cash used in investing activities was $1.7 million in 1999, as compared to net cash provided by investing activities of $24,000 in 1998 and net cash used in investing activities of $0.3 million for 1997. Net cash used in investing activities of $1.7 million was for capital expenditures. The capital expenditures included all costs associated with the purchase and installation of a fully integrated information system. Net cash provided by investing activities in 1998 was the result of the Company's sale of two closed facilities in Edgerton, Wisconsin and Griffin, Georgia for net proceeds of $0.7 million. The net cash proceeds were almost completely offset by capital expenditures in 1998. Net cash used in investing activities for 1997 was used for capital expenditures.

     Net cash provided by financing activities was $5.2 million in 1999, as compared to net cash used in financing activities of $2.1 million for 1998, and net cash provided by financing activities of $5.1 million for 1997. Net cash provided by financing activities was primarily from advances on the Company's long-term revolving line of credit. The advances were used to fund the net cash used in operating and financing activities. The net cash used in financing activities of $2.1 million in 1998, was primarily the result of net payments of $1.8 million made on the Company's long-term revolving line of credit. Net cash provided in 1997 was from advances under the Company's long-term revolving line of credit of $5.6 million which funded the net cash used in operating activities of $5.1 million in 1997.

     On March 28, 1997 the Company entered into a $14 million five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of March 24, 2000, the Company had $9.3 million in borrowings and $2.1 million in letters of credit outstanding under the Financing Agreement and had $1.6 million in availability under the Financing Agreement. In August and November of 1997, the Company's

$4.0 million term loan included as part of the Financing Agreement was revised. With the revisions, the term loan at August 1, 1997 was $2 million with interest only for sixty days. The revised term loan was paid in eight installments with the final payment being made on July 1, 1998. On December 31, 1998, the Company's Financing Agreement was amended to provide an over advance facility of $2.0 million through January 31, 1999, $1.5 million through February 28, 1999; and $1.0 million through March 31, 1999. In June 1999, the Company amended the Financing Agreement, to increase the advance rates for the eligible accounts. The advance rates increased from 80% to 85% of eligible accounts receivable; from 30% to 35% of eligible raw material; and from 60% to 70% of eligible finished goods inventory. The amended agreement permits interest rate concessions for meeting certain net income and net worth benchmarks. The amended agreement improved certain net worth covenants. In addition, the agreement was extended for an additional two-year term, expiring on March 28, 2004. As of March 24, 2000, the Company was in compliance with the continuous financial and operational covenant requirements of the Financing Agreement.

     In addition to the amendments of its Financing Agreement described above, the United States Small Business Administration modified the Company's term loan, deferred all payments for six months which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payments from $69,326 to $40,500. The Company has other long-term obligations consisting of a mortgage on its Cartersville, Georgia location and an unsecured loan for the acquisition of its Dillon, South Carolina operation. The current portion of these three long-term obligations as of December 31, 1999 was $0.5 million with a remaining balance of $7.9 million. Management believes that the Company will continue to meet these obligations through the cash flow generated through operations and availability under its Financing Agreement.

     The $14.0 million Financing Agreement allowed the Company to improve payment conditions with its vendors and provided the liquidity necessary for a consistent production flow. However, with the growth the Company has experienced during 1999, and the significant investments made in a new operating system, the Company's liquidity position continued to remain tight. The Company has seen improvement in its liquidity position in comparison to the prior year. Earnings before interest, taxes, depreciation and amortization have improved by $1.0 million from the $3.2 million for 1998 to $4.2 million for 1999. Management believes that the Company can generate some additional liquidity by reducing inventories, continuing to improve product mix and reduce manufacturing costs, and improving credit limits and terms with vendors as the Company continues to show improved financial performance. No assurances can be given that the Company will be successful in these efforts.

ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS No. 131 establishes disclosure requirements for operating segments of an enterprise. The Company adopted FAS No. 131 for the year ended December 31, 1998.

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS No. 132 establishes disclosure requirements for pensions and other postretirement benefits. The Company adopted FAS No. 132 for the year ended December 31, 1998.

     In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting methods and disclosure requirements for derivatives and hedging activities. The Company does not currently have any derivatives or derivatives that qualify as hedges. Thus, management does not believe that the adoption of FAS No. 133 will have any impact on the Company's financial position or results of operations or require any changes in disclosures. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, subsequent to June 15, 1999, the FASB issued FAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of FAS No. 133, an Amendment of FAS No. 133," which deferred the effective date for all fiscal quarters of fiscal years beginning after June 15, 2000.

SEASONALITY AND INFLATION

     Unit sales of new trailers are generally not affected by seasonal factors. However, new trailer unit sales have historically been subject to cyclical variation based upon general economic conditions. The federal government also regulates certain trailer features, particularly with respect to safety. Any changes in these regulations apply generally to all manufacturers in the industry and can have a significant impact on industry sales. Long-term domestic growth in demand for truck trailers has generally been in line with increases in the United States Gross Domestic Product. However, in the short to intermediate term, new trailer sales can be very cyclical. The short to intermediate term cycle of trailer sales is also impacted by the environment for new business investment in equipment; particularly in the trucking industry.

     The Company has not been materially impacted by inflation in the past three years.

YEAR 2000

     The Year 2000 issue is the result of computer hardware and programs being designed to use two digits rather than four digits to define the applicable year. The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and developed an implementation plan to resolve the issue. Maintenance and modification costs were expensed as incurred, while the costs of new hardware and software were capitalized and amortized over the assets' useful lives. During October 1999, the Company converted to its new operating system. The total cost of the conversion and modification was $0.9 million, which was incorporated in the Company's 1999 capital expenditure and operating budget. With the timely completion of the modifications and conversion, the Company is now Year 2000 compliant. The Year 2000 issue did not have a material impact on the operations of the Company.

     Year 2000 related issues might also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. The failure of the Company's customers or suppliers to be Year 2000 ready could have a materially adverse effect on the operations of the Company. Other than utilities, the third parties on which the Company relies most heavily are its suppliers of raw materials and customers. As of March 24, 2000, the Company has not experienced any significant Year 2000 issues as they relate to suppliers or customers that would have a material impact on the operations of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures. With respect to the Company's Long-term revolving line of credit, the Company is subject to market risk exposure related to changes in interest rates (see Note 4 to Notes to Financial Statements).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in Part IV, Item 14 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information under the headings "Proposal I -- Election of Directors -- Director and Director Nominee Information" and "-- Executive Officers of the Company" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held April 25, 2000.

ITEM 11 - EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the headings "Proposal I -- Election of Directors -- Executive Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held April 25, 2000. In no event shall the information contained in the Proxy Statement under the headings "Stockholder Return Comparison" and "Report of the Compensation Committee of the Board of Directors" be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Proposal I -- Election of Directors -- Principal Stockholders of the Company" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held April 25, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the headings "Proposal I -- Election of Directors -- Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "-- Certain Transactions" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held April 25, 2000. Additionally, see Note 10 of the Notes to Financial Statements for related party transactions.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The following financial statements of Dorsey Trailers, Inc., incorporated by reference into Item 8, are attached hereto:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Accountants...........................    F-1
Balance Sheets as of December 31, 1999 and 1998.............    F-2
Statements of Operations and Comprehensive Income for the       F-3
  years ended December 31, 1999, 1998 and 1997..............
Statements of Changes in Stockholders' Equity (Deficit) for     F-4
  the years ended December 31, 1999, 1998 and 1997..........
Statements of Cash Flows for the years ended December 31,       F-5
  1999, 1998 and 1997.......................................
Notes to Financial Statements...............................    F-6
2. Financial Statement Schedules
  Schedule VIII -- Valuation and Qualifying Accounts........   F-21
  All other schedules have been omitted because the
     schedules are either inapplicable or the information
     required is included in the financial statements or
     notes thereto.
3. Exhibits.................................................   F-22

(b) Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.
                                         DORSEY TRAILERS, INC.

                                         By:        /s/ JOHN L PUGH
                                          --------------------------------------
                                                       John L. Pugh
                                                 Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2000.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ MARILYN R. MARKS                   Chairman of the Board of Directors
-----------------------------------------------------
                  Marilyn R. Marks

                  /s/ JOHN L. PUGH                     Chief Executive Officer and Director
-----------------------------------------------------
                    John L. Pugh

               /s/ CHARLES A. CHESNUTT                 Vice President -- Finance (Principal Financial
-----------------------------------------------------  and Accounting Officer)
                 Charles A. Chesnutt

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

                           ANNUAL REPORT ON FORM 10-K

                                 Item 14(a) 1.
                              Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dorsey Trailers, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a) (1) on page 16 present fairly, in all material respects, the financial position of Dorsey Trailers, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 16 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
January 25, 2000

                             DORSEY TRAILERS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $     7    $     7
  Accounts receivable, less allowance for doubtful accounts
     of $100 and $145.......................................   10,690      6,284
  Inventories...............................................   16,058     13,090
  Deferred income taxes.....................................    3,374      2,863
  Prepaid expenses and other assets.........................      133        133
                                                              -------    -------
          Total current assets..............................   30,262     22,377
  Property, plant and equipment, net........................    7,794      7,562
  Deferred income taxes.....................................    2,917      1,372
  Other assets..............................................    1,300      1,623
                                                              -------    -------
          Total assets......................................  $42,273    $32,934
                                                              =======    =======
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt.........................  $   524    $   496
  Accounts payable..........................................   18,943     16,815
  Accrued wages and employee benefits.......................    4,367      4,204
  Accrued expenses..........................................    1,066      1,236
                                                              -------    -------
          Total current liabilities.........................   24,900     22,751
Long-term revolving line of credit..........................    9,503      3,807
Long-term debt..............................................    7,938      8,487
Accrued pension liability...................................    1,600      1,600
Accrued warranty............................................      516      1,000
                                                              -------    -------
          Total liabilities.................................   44,457     37,645
                                                              -------    -------
Commitments and contingencies (Note 9)......................       --         --
Stockholders' deficit
  Preferred stock, $.01 par value, 500,000 shares
     authorized; none issued or outstanding.................       --         --
  Common stock, $.01 par value, 30,000,000 shares
     authorized; 5,031,191 and 5,020,280 shares issued and
     outstanding............................................       50         50
  Additional paid-in capital................................    2,711      2,681
  Accumulated deficit.......................................   (4,945)    (7,365)
  Accumulated other comprehensive loss......................       --        (77)
                                                              -------    -------
          Total stockholders' deficit.......................   (2,184)    (4,711)
                                                              -------    -------
          Total liabilities and stockholders' deficit.......  $42,273    $32,934
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Net sales...................................................  $172,648    $150,328    $152,309
Net sales -- related party..................................        --          --       4,657
                                                              --------    --------    --------
          Total net sales...................................   172,648     150,328     156,966
Cost of sales...............................................   163,884     143,508     153,038
Cost of sales -- related party..............................        --          --       5,476
                                                              --------    --------    --------
          Total cost of sales...............................   163,884     143,508     158,514
Gross profit (loss).........................................     8,764       6,820        (729)
Gross (loss) -- related party...............................        --          --        (819)
                                                              --------    --------    --------
          Total gross profit (loss).........................     8,764       6,820      (1,548)
Selling, general and administrative expenses................     6,266       5,975       7,372
                                                              --------    --------    --------
Income (loss) from operations...............................     2,498         845      (8,920)
Interest expense, net.......................................    (2,034)     (1,900)     (1,649)
(Loss) gain on property sales...............................      (100)        568          --
                                                              --------    --------    --------
     Income (loss) before income taxes......................       364        (487)    (10,569)
Benefit from income taxes...................................     2,056          --         387
                                                              --------    --------    --------
  Net income (loss).........................................  $  2,420    $   (487)   $(10,182)
                                                              --------    --------    --------
Other comprehensive income, net of taxes:
     Unrecognized pension liability.........................        48          --          --
                                                              --------    --------    --------
Comprehensive income (loss).................................  $  2,468    $   (487)   $(10,182)
                                                              ========    ========    ========
  Basic income (loss) per share.............................  $   0.48    $  (0.10)   $  (2.03)
                                                              ========    ========    ========
  Average shares outstanding
     Basic..................................................  $  5,030    $  5,020    $  5,007
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            RETAINED      ACCUMULATED
                                           COMMON STOCK      ADDITIONAL     EARNINGS         OTHER
                                        ------------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                         SHARES     AMOUNT    CAPITAL       DEFICIT)         LOSS         TOTAL
                                        ---------   ------   ----------   ------------   -------------   --------
Balance, December 31, 1996............  4,997,422    $49       $2,339       $  3,304         $(77)       $  5,615
Net loss..............................                                       (10,182)                     (10,182)
Record unrecognized tax benefit of
  stock option compensation...........                            226                                         226
Issuance of common stock to
  non-employee directors..............     16,000      1           30                                          31
                                        ---------    ---       ------       --------         ----        --------
Balance, December 31, 1997............  5,013,422     50        2,595         (6,878)         (77)         (4,310)
Net loss..............................                                          (487)                        (487)
Record unrecognized tax benefit of
  stock option compensation...........                             56                                          56
Issuance of common stock to
  nonemployee directors...............      6,858                  30                                          30
                                        ---------    ---       ------       --------         ----        --------
Balance, December 31, 1998............  5,020,280     50        2,681         (7,365)         (77)         (4,711)
Net income............................                                         2,420                        2,420
Reversal of accumulated other
  comprehensive loss..................                                                         77              77
Issuance of common stock to
  nonemployee directors...............     10,911                  30                                          30
                                        ---------    ---       ------       --------         ----        --------
Balance, December 31, 1999............  5,031,191    $50       $2,711       $ (4,945)        $ --        $ (2,184)
                                        =========    ===       ======       ========         ====        ========

   The accompanying notes are an integral part of these financial statements.

                             DORSEY TRAILERS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities
  Net income (loss).........................................  $   2,420   $    (487)  $ (10,182)
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities
     Depreciation and amortization..........................      1,770       1,784       1,782
     Loss (gain) on property sales..........................        100        (568)         --
     Unrecognized pension liability.........................         77          --          --
     Deferred income taxes..................................     (2,056)         --          --
     Issuance of common stock to non-employee directors.....         30          30          31
     Change in assets and liabilities
       (Increase) decrease in accounts receivable...........     (4,406)        527       1,485
       (Increase) decrease in inventories...................     (2,968)     (1,611)      7,523
       Decrease in prepaid expenses and other current
          assets............................................         --         407       2,450
       Increase (decrease) in accounts payable..............      2,128       4,177      (5,488)
       Increase (decrease) in accrued wages and employee
          benefits..........................................        163        (144)        (55)
       Decrease in accrued expenses.........................       (270)     (1,920)     (1,143)
       Increase in other assets.............................         --         (75)     (1,155)
       Decrease in other liabilities........................       (484)         --        (100)
                                                              ---------   ---------   ---------
          Net cash (used in) provided by operating
            activities......................................     (3,496)      2,120      (4,852)
                                                              ---------   ---------   ---------
Cash flows from investing activities
  Net proceeds from property sales..........................         --         739          --
  Capital expenditures......................................     (1,678)       (715)       (300)
                                                              ---------   ---------   ---------
          Net cash (used in) provided by investing
            activities......................................     (1,678)         24        (300)
                                                              ---------   ---------   ---------
Cash flows from financing activities
  Advances on long-term revolving line of credit............    182,908     159,416     130,852
  Payments on long-term revolving line of credit............   (177,213)   (161,180)   (125,281)
  Payments of long-term debt................................       (521)       (482)       (512)
  Deferred interest capitalized to long-term debt...........         --         101          --
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................      5,174      (2,145)      5,059
                                                              ---------   ---------   ---------
Decrease in cash and cash equivalents.......................         --          (1)        (93)
Cash and cash equivalents at beginning of year..............          7           8         101
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $       7   $       7   $       8
                                                              =========   =========   =========
Supplemental disclosures of cash flow information
  Cash paid during the year for interest....................  $   1,871   $   1,958   $   1,600
                                                              =========   =========   =========

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

     For the year ended 1999 and 1998, no one customer represented greater than 10% of total sales of the Company. For the year ended 1997, sales to United Parcel Services and a related company were $21.3 million, which exceeded 10% of the Company's total sales. The Company markets its products directly to a nationwide network of Dealers and directly to national accounts into all of the major segments of the trucking industry. The diverse customer base reduces the risk of concentration in any market segment or geographical area. Although the Company is affected by the credit worthiness of its customers, management does not believe significant credit risk exists at December 31, 1999. The Company generally does not require collateral or maintain reserves for potential credit losses.

INVENTORIES

     Inventories are stated primarily at the lower of first-in, first-out (FIFO) cost or market values. Used trailers are carried at the lower of their estimated net realizable value or cost.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated lives of the assets. Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the proper accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

ASSET CATEGORY                                             ESTIMATED USEFUL LIVES
--------------                                             ----------------------
Computer Hardware & Software.............................       3 - 5 years
Furniture & Fixtures.....................................           5 years
Machinery & Equipment....................................           5 years
Buildings................................................          20 years

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

     Goodwill was $786,000 at December 31, 1999 net of accumulated amortization of $239,000. Goodwill was $854,000 at December 31, 1998 net of accumulated amortization of $171,000. Goodwill was $922,000 at December 31, 1997 net of accumulated amortization of $103,000.

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

COMPREHENSIVE INCOME

     The Company adopted the standards of Statement of Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income" in January 1998. The only other comprehensive income item the Company has is the difference between the underfunded liability of a pension plan and the accrued pension cost which is shown as a reduction to stockholders' equity.

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

     In 1999 and 1998 there were no potentially dilutive securities which were not included in the calculation of basic earnings per share. In 1997, potentially dilutive securities not included in the calculation of basic earnings per share and dilutive earnings per share consisted of options to purchase 187,000 shares of the Company's common stock. These options were not included due to the Company reporting a net loss for the periods.

                             DORSEY TRAILERS, INC.

2. INVENTORIES

     Inventories are summarized as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS)
Raw materials...............................................   $11,648        $ 9,065
Work-in-process.............................................     3,005          3,127
Finished trailers...........................................     1,189            449
Used trailers...............................................       216            449
                                                               -------        -------
                                                               $16,058        $13,090
                                                               =======        =======

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS)
Land........................................................   $   637        $   637
Building....................................................     5,990          6,011
Equipment...................................................    12,821         11,124
                                                               -------        -------
                                                                19,448         17,772
Less -- Accumulated depreciation............................    11,654         10,210
                                                               -------        -------
                                                               $ 7,794        $ 7,562
                                                               =======        =======

     Property, plant and equipment include land and building held for sale as idle facility of $657,000 in Northumberland, Pennsylvania at December 31, 1999 and 1998. In December 1999, the Company entered into an agreement to sell the Northumberland facility. The sale was completed on the 27th day of January 2000, with a net sales price of $630,000.

4. REVOLVING LINE OF CREDIT

     On March 28, 1997, the Company entered into a $14.0 million, five-year line of credit ("Financing Agreement"), including a $4.0 million term loan and a letter of credit facility of up to $3.0 million, with an asset-based lender. The term loan was paid with the final payment being made on July 1, 1998. On December 31, 1998, the Company's Financing Agreement was amended. The amendment provided for an overadvance facility of $2.0 million through January 31, 1999; $1.5 million through February 28, 1999; and $1.0 million through March 31, 1999.

     On June 30, 1999, the Company amended the Financing Agreement. The amended agreement increased the advance rates for the eligible accounts. The advance rates increased from 80% to 85% of eligible accounts receivable; from 30% to 35% of eligible raw material; and from 60% to 70% of eligible finished goods inventory. The amended agreement permits interest rate concessions for meeting certain net income and net worth benchmarks. The amended agreement improved certain net worth covenants. In addition, the agreement was extended for an additional two-year term, expiring on March 28, 2004.

     In connection with the closing of the original $14.0 million Financing Agreement, the Company incurred cost of approximately $1.2 million which is being amortized over the amended life of the Financing Agreement. The Financing Agreement bears interest at prime plus 2.0% with interest payable monthly. At December 31, 1999, the interest rate was 10.5% for the Financing Agreement. Annual commitment fees for the unused portion of the

                             DORSEY TRAILERS, INC.

Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5,000 servicing fee and an annual facility fee of $75,000. The Financing Agreement allows advances of up to the lesser of $14.0 million less the outstanding letters of credit obligations, or 85% of eligible accounts receivable plus 35% of eligible raw material, 40% of eligible used trailers (then 0% after December 31, 1999), and 70% of eligible finished goods inventory less the outstanding letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of December 31, 1999, the Company had $9.5 million outstanding under the Financing Agreement and $2.0 million in letters of credit. The Financing Agreement is collateralized by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement, as amended, contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of December 31, 1999 and March 24, 2000, the Company was in compliance with the covenants of the Financing Agreement.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999      1998
                                                                 ----      ----
                                                                (IN THOUSANDS OF
                                                                    DOLLARS)
Note payable to Small Business Administration bearing
  interest at 4%, payable in equal monthly principal and
  interest installments of $40,500, collateralized by
  substantially all of the Company's assets (subordinated to
  all other notes payable). Due 2020........................    $6,653    $6,909
Note payable bearing interest at 8.5%, payable in quarterly
  principal and interest installments of $89,250, due 2005,
  collateralized by property, plant and equipment...........     1,611     1,755
Note payable bearing interest at the prime rate, payable in
  monthly principal and interest installments of $11,779,
  due 2001, unsecured.......................................       198       319
                                                                ------    ------
                                                                 8,462     8,983
Less -- Current portion of long-term debt...................       524       496
                                                                ------    ------
                                                                $7,938    $8,487
                                                                ======    ======

     In August of 1997, the SBA modified the Company's term loan, deferred all payments for six months, which ended December 31, 1997 and re-amortized the balance of the term loan as of January 1998, which reduced the Company's monthly payment from $69,326 to $40,500.

     In addition to the monthly principal and interest installments to the Small Business Administration, the Company is required to make supplemental annual payments equal to 50% of the Company's net operating income, as defined in the agreement, in excess of $3.0 million. For the years ended December 31, 1999 and 1998, no supplemental payment was required.

                             DORSEY TRAILERS, INC.

     As of December 31, 1999, aggregate principal maturities of long-term debt are as follows (in thousands of dollars):

                        YEAR ENDING
                        DECEMBER 31,
------------------------------------------------------------
2000........................................................  $  524
2001........................................................     542
2002........................................................     506
2003........................................................     539
2004........................................................     574
Thereafter..................................................   5,777
                                                              ------
                                                              $8,462
                                                              ======

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

                             DORSEY TRAILERS, INC.

     The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value over assets over the two-year period ending December 31, 1999, and a statement of the funded status as of December 31 of both years:

PENSION BENEFIT PLANS

                                                               1999      1998
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Reconciliation of benefit obligation
  Benefit obligation at beginning of year...................  $ 7,104   $ 6,663
  Service cost..............................................      252       204
  Interest cost.............................................      513       488
  Actuarial loss (gain).....................................     (557)       35
  Benefit payments..........................................     (296)     (286)
                                                              -------   -------
  Obligation at end of year.................................  $ 7,016   $ 7,104
                                                              =======   =======
Reconciliation of fair value of plan assets
  Fair value of plan assets at beginning of year............  $ 6,090   $ 5,450
  Actual return on plan assets..............................      276       577
  Employer contributions....................................      241       349
  Benefit payments..........................................     (296)     (286)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $ 6,311   $ 6,090
                                                              =======   =======
Funded status
  Funded status at December 31..............................  $  (705)  $(1,014)
  Unrecognized net gain.....................................   (1,091)     (784)
  Unrecognized prior service cost...........................       79        93
                                                              -------   -------
  Net accrued...............................................  $(1,717)  $(1,705)
                                                              =======   =======

                             DORSEY TRAILERS, INC.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLAN

                                                               1999      1998
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Reconciliation of benefit obligation
  Benefit obligation at beginning of year...................   $ 386     $ 337
  Service cost..............................................      28        25
  Interest cost.............................................      28        30
  Plan participant contributions............................      76        70
  Actuarial loss............................................     136        82
  Benefit payments..........................................    (199)     (159)
                                                               -----     -----
  Obligation at end of year.................................   $ 455     $ 385
                                                               =====     =====
Reconciliation of fair value of plan assets
  Fair value of plan assets at beginning of year............   $  --     $  --
  Employer contributions....................................     123        89
  Plan participant contributions............................      76        70
  Benefit payments..........................................    (199)     (159)
                                                               -----     -----
  Fair value of plan assets at end of year..................   $  --     $  --
                                                               =====     =====
Funded status
  Funded status at December 31..............................   $(455)    $(385)
  Unrecognized transition net obligation....................     238       256
  Unrecognized net loss.....................................     164        28
                                                               -----     -----
  Net accrued...............................................   $ (53)    $(101)
                                                               =====     =====

     Each of the Company's two noncontributory defined-benefit retirement plans covering certain former hourly employees had plan assets which exceed each of the plans' accumulated benefit obligations. As of December 31, 1999 and 1998, the combined accumulated benefit obligation for these two plans was $1.8 million. The Company's noncontributory defined-benefit retirement plan covering certain salaried employees plan assets was less than the accumulated benefit obligation for the plan. The salary pension plan's accumulated benefit obligation was $4.4 million and $4.5 million at December 31, 1999 and 1998, respectively. The Company's plan for postretirement benefits other than pension plans has no plan assets due to the nature of this plan. The accumulated benefit obligation for this postretirement benefit plan was $455,000 and $385,000 at December 31, 1999 and 1998, respectively. For financial reporting purposes, a pension plan is considered underfunded when the fair value of the plan assets is less than the accumulated benefit obligation. The difference between the underfunded liability of the pension plan and the accrued pension costs is recorded net of deferred taxes as a reduction to stockholders equity. As of December 31, 1999, the Company was overfunded. As of December 31, 1998, the underfunded difference was $126,000 with a reduction to stockholders' equity of $77,000.

                             DORSEY TRAILERS, INC.

     The following table provides the components of net periodic benefit cost for the plans:

PENSION PLANS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                               (IN THOUSANDS OF DOLLARS)
Service costs...............................................   $ 252     $ 204     $ 200
Interest cost...............................................     513       488       461
Expected return on plan assets..............................    (514)     (479)     (394)
Amortization of net gain....................................     (12)      (57)      (14)
Amortization of prior-service cost..........................      14        14        14
                                                               -----     -----     -----
  Net pension cost..........................................   $ 253     $ 170     $ 267
                                                               =====     =====     =====

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLAN

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                (IN THOUSANDS OF DOLLARS)
Service costs...............................................     $28       $25       $20
Interest cost...............................................      28        30        27
Amortization of transition obligation.......................      18        18        18
Amortization of net gain....................................      --        --        (2)
                                                                 ---       ---       ---
  Net pension cost..........................................     $74       $73       $63
                                                                 ===       ===       ===

     Gains and losses in excess of 10% of the greater of the benefit obligation and the fair value of assets are amortized over the average remaining service period of active participants.

     The assumptions used in accounting for the Company's benefit obligations, where applicable, are as follows:

PENSION PLANS

                                                              1999    1998    1997
                                                              ----    ----    ----
Discount rate...............................................  7.75%   7.00%   7.25%
Rate of increase in compensation levels.....................  4.75%   4.00%   4.00%
Expected long-term rate of return on assets.................  8.50%   8.50%   8.50%

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLAN

                                                              1999    1998    1997
                                                              ----    ----    ----
Discount rate...............................................  7.75%   7.00%   7.25%

     The accrued medical trend rate used in 1999 was 6%, in 1998 was 7%, and in 1997 was 8%, decreasing 1% per year until the ultimate rate of 5% is reached. If the medical trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1999 would be increased by approximately $76,000. The effect of this change on the service and interest components of net periodic postretirement benefit cost for the year would be an increase of approximately $12,000. If the medical trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1999 would be decreased by approximately $60,000. The effect of this change on the service and interest components of net periodic postretirement benefit cost for the year would be a decrease of approximately $10,000.

                             DORSEY TRAILERS, INC.

     For the years ended December 31, 1999, 1998 and 1997, the Company contributed $704,000, $493,000 and $416,000, respectively, to a multi-employer retirement plan sponsored by the I.A.M. National Pension Fund covering the Elba, Alabama facility's hourly employees.

SUPPLEMENTAL RETIREMENT PLAN

     The Company also maintains a 401(k) supplemental retirement plan for salaried employees. The Company, at the discretion of the Board of Directors, may match up to one-half of an employee's contributions of up to twenty percent of gross salary. The Company made no accrual for matching contributions to the plan in 1999, 1998 and 1997.

     Effective January 1, 1997, the Company established the "Dorsey Trailers, Inc. Hourly Employee Savings Incentive Plan" which is a 401(k) retirement plan for hourly employees not covered by the union contract. The Company, at the discretion of the Board of Directors, may match up to one-half of an employee's contributions of up to twenty percent of gross salary. The Company made no accrual for matching contributions to the plan in 1999, 1998, and 1997.

7. INCOME TAXES

     The components of the benefit from income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                1999      1998      1997
                                                              --------   -------   ------
                                                               (IN THOUSANDS OF DOLLARS)
Current
  Federal...................................................  $    --    $   --    $(387)
  State.....................................................       --        --       --
                                                              -------    ------    -----
                                                              $    --    $   --    $(387)
                                                              -------    ------    -----
Deferred
  Federal...................................................   (1,824)       --       --
  State.....................................................     (232)       --       --
                                                              -------    ------    -----
                                                               (2,056)       --     (387)
                                                              -------    ------    -----
                                                              $(2,056)   $   --    $(387)
                                                              =======    ======    =====

     The Company's benefit from income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes of $364,000, $(487,000), and $(10,569,000) for the years ended
December 31, 1999, 1998 and 1997 as a result of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998     1997
                                                              -------   -----   -------
                                                              (IN THOUSANDS OF DOLLARS)
Tax at federal statutory rate...............................  $   124   $(166)  $(3,593)
State income taxes expense/(benefit), net of federal
  benefit...................................................       17     (19)     (403)
(Decrease) increase in valuation reserve....................   (2,197)    172     3,448
Other.......................................................       --      13       161
                                                              -------   -----   -------
                                                              $(2,056)  $  --   $  (387)
                                                              =======   =====   =======

                             DORSEY TRAILERS, INC.

     Deferred income taxes were recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Deferred assets
  Employee benefits.........................................  $1,291    $1,046
  Pension benefit...........................................     768       753
  Accrued warranty..........................................     372       600
  Provision for plant closing...............................     291       122
  Net operating loss carryforward...........................   4,204     4,366
  Other.....................................................     162       430
                                                              ------    ------
                                                               7,088     7,317
                                                              ------    ------
Deferred liabilities
  Depreciation..............................................      --       (88)
                                                              ------    ------
                                                               7,088     7,229
Valuation reserve...........................................    (797)   (2,994)
                                                              ------    ------
                                                              $6,291    $4,235
                                                              ======    ======

     The Company recorded a benefit from income taxes during 1999 as a result of the reversal of a portion of the valuation allowance associated with the Company's deferred tax assets. The Company is continually assessing its income tax situation and management believes that it is more likely than not that the net deferred tax assets will be realized in the future.

     The tax effected net operating loss carryforward will expire in the amount of $3.8 million and $0.4 million in 2012 and 2018, respectively.

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

                             DORSEY TRAILERS, INC.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                            1999                          1998                         1997
                                 ---------------------------   --------------------------   ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                  SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                 --------   ----------------   -------   ----------------   --------   ----------------
1993 Stockholder Plan
Outstanding at beginning of
  year.........................   265,485        $0.293        324,216        $0.290         592,149        $0.273
  Exercised....................  (122,379)        0.295        (58,731)        0.265        (232,124)        0.235
  Forfeited/canceled...........        --                           --                       (35,809)        0.320
                                 --------                      -------                      --------
Outstanding at end of year.....   143,106        $0.291        265,485        $0.293         324,216        $0.290
                                 ========                      =======                      ========
Available for grant at end of
  year.........................    41,690                       41,690                        41,690
Options exercisable at
  year-end.....................   143,106                      265,485                       324,216

                                             1999                         1998                         1997
                                  --------------------------   --------------------------   ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                  SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                  -------   ----------------   -------   ----------------   --------   ----------------
Long-Term Incentive Plan
Outstanding at beginning of
  year..........................  207,000        $3.03         200,333        $3.30          110,000        $5.59
  Granted.......................  193,750         1.97          70,000         2.69          217,000         2.85
  Forfeited/canceled............  (91,000)        2.86         (63,333)        3.49         (126,667)        4.52
                                  -------                      -------                      --------
Outstanding at end of year......  309,750        $2.41         207,000        $3.03          200,333        $3.30
                                  =======                      =======                      ========
Available for grant at end of
  year..........................  190,250                      293,000                        49,667
Options exercisable at
  year-end......................   88,167                       65,667                        23,333
Weighted-average fair value of
  options granted during the
  year..........................                 $1.96                        $2.37                         $2.58

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                -----------------------------------------------   ----------------------------
                                                                 WEIGHTED-
                                                  NUMBER          AVERAGE                           NUMBER
                                                OUTSTANDING      REMAINING         WEIGHTED-      EXERCISABLE     WEIGHTED-
                   RANGE OF                         AT        CONTRACTUAL LIFE      AVERAGE           AT           AVERAGE
               EXERCISE PRICES                   12/31/99         (YEARS)        EXERCISE PRICE    12/31/99     EXERCISE PRICE
               ---------------                  -----------   ----------------   --------------   -----------   --------------
1993 Stockholder Plan
  $0.256 -- $0.32.............................    143,106           2.46             $0.29          143,106         $0.29
Long-Term Incentive Plan
  $1.25 -- $5.625.............................    309,750           8.35             $2.41           88,167         $3.27

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

                                                             1999            1998             1997
                                                           --------        --------        ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        As
Net income (loss).....................  reported...         $2,420          $ (487)         $(10,182)
                                        Pro forma            2,358            (537)          (10,235)
                                        As
Basic income (loss) per share.........  reported...           0.48           (0.10)            (2.03)
                                        Pro forma             0.47           (0.11)            (2.04)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively, expected

                             DORSEY TRAILERS, INC.

volatility of 100%, 100%, and 100%; and risk-free interest rates of 5.75%, 5.0%, and 6.0%. An expected option term of 6 years for all periods was developed based on historical grant information.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NON-EMPLOYEE DIRECTORS' STOCK PLAN

     During 1994, the Board of Directors adopted the Stock Plan for Non-Employee Directors. Pursuant to the Directors' Plan, each director (other than employees, former employees or immediate family members of current or former employees) automatically will receive on the day following each annual meeting of stockholders a grant of shares of common stock with a fair market value of $10,000 for 1999 and 1998, and $7,500 for 1997 on the date of issuance. During 1999, 1998 and 1997, 10,911, 6,858, and 16,000 shares, respectively, were issued to eligible directors.

     In April 1998, the shareholders of the Company approved an amendment to the Directors' Plan to increase the number of shares of common stock authorized for issuance from 30,000 to 295,000, to increase the amount of the annual award from $7,500 to $10,000, and to extend the term of the Directors' Plan from August 4, 1999 to August 4, 2019.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases office facilities and certain equipment under noncancelable lease agreements which expire at various times through 2004. Minimum annual rentals under these agreements at December 31, 1999 are summarized as follows (in thousands of dollars):


YEAR ENDING DECEMBER 31,
------------------------
  2000......................................................  $  468
  2001......................................................     470
  2002......................................................     429
  2003......................................................     344
  2004......................................................     342
  2005 and thereafter.......................................     534
                                                              ------
                                                              $2,587
                                                              ======

     Rent expense under these and other lease agreements approximated $458,000, $480,000, and $465,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

WORKERS' COMPENSATION INSURANCE AND LETTERS OF CREDIT

     The Company is self-insured for workers' compensation claims up to $350,000 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $2.0 million under its Financing Agreement (See Note 4 above). The accompanying financial statements include an accrual based upon third party administrators' and management's evaluations of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time.

                             DORSEY TRAILERS, INC.

GROUP HEALTH INSURANCE

     The Company is self-insured for group health insurance. The accompanying financial statements include an accrual based upon third party administrators' and management's evaluations of estimated future ultimate costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time.

CUSTOMER FINANCING

     Effective December 31, 1997, the Company terminated its agreement with a finance company that provided retail financing to certain end users for some trailers sold through the Company's independent dealer network. Under this agreement, the Company was contingently liable to repurchase trailers from the finance company. Effective January 1, 1998, the Company entered into a new agreement which does not require the Company to be contingently liable for such retail repurchases. The new agreement does not contain any material terms or commitments by the Company.

     The Company has maintained an agreement with the same finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $7.4 million at December 31, 1999. In the event of a repurchase, the Company would receive ownership of the trailer(s). In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

LITIGATION

     In December 1997, an Administrative Law Judge of the National Labor Relations Board ("NLRB") ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate effected employees for any loss of earnings. In March 1999, a three-member panel of the NLRB affirmed the Administrative Law Judge's decision. Unsuccessful mediation efforts took place in February 2000, between the Company and the NLRB. The Company will now continue the appeal process in the Federal Courts, a procedure that could take up to several years. No part of this order will take effect during the appeal process. The Company does not have sufficient information to estimate the cost that would be incurred if the Company was required to carry out this order.

     In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1.0 million by that insurance company in the settlement of product liability litigation. The Company filed a motion for summary judgment and in September 1999, the trial court granted the Company's motion for summary judgment. GAN filed a notice of appeal but, in March 2000, GAN ceased the appeal process and settled the action with the Company. The amount of the settlement to be paid to the Company will not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management after reviewing available information relating to these matters and consulting with legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount,

                             DORSEY TRAILERS, INC.

if any, recorded at December 31, 1999 in respect thereof, by an amount which would have a materially adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows in which period such determination occurs could be materially affected.

ENVIRONMENTAL MATTERS

     The Company is engaged in a project to obtain an ACT II "release from liability" from the state of Pennsylvania for the property located in Northumberland, Pennsylvania. The ACT II process was initiated in October 1999 and is anticipated to conclude in August 2000. The Company sold the property in January 2000 (See Note 3 above).

     Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources ("WDNR") conducted an environmental inspection that identified certain environmental response requirements. The Company entered into an agreement with the two prior owners of the Edgerton plant, limiting the Company's allocation of future expense to 4%. In 1998, the Company sold this facility, and management believes that any future expense will be diminimus and not have a material impact on the Company's financial position, results of operations or cash flows.

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

STOCK PURCHASE WARRANT

     The Company was granted a warrant giving the Company the right to purchase 4,250,000 shares of common stock for $0.00021 per share of TruckBay.com, Inc., a Georgia Corporation. The warrant was granted as of June 21, 1999 and expires on June 21, 2004. The Company was granted the warrant due to its contribution of intellectual capital to TruckBay.com, Inc. Marilyn R. Marks, Chairman of the Board of Directors of the Company, is a founder and principal shareholder of TruckBay.com, Inc. The current or future value of the warrant is not determinable at this time.

10. RELATED PARTY TRANSACTIONS

     During the first quarter of 1997, the Company sold used trailers at various dates, upon the approval of the Board of Directors of the Company, in the amount of approximately $4.7 million to TYM, Inc. TYM, Inc. is a corporation wholly-owned by Marilyn R. Marks, Chairman of the Board of Directors of the Company. The Company incurred losses of approximately $0.8 million on the sales to TYM, Inc. In the opinion of management, based upon actual third-party offers, the terms of the sale of these used trailers were no less favorable than terms that could have been obtained from unaffiliated parties. There were no such transactions subsequent to March 28, 1997.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has reasonably assumed that the carrying amount approximates the estimated fair value for cash and cash equivalents, accounts and other receivables, accounts payable and other accrued expenses. The estimated fair value of long-term debt instruments is based upon the current interest rate environment and remaining term to maturity. The carrying value and estimated

                             DORSEY TRAILERS, INC.

fair value for long-term debt instruments as of December 31, 1999 and 1998 are as follows (in thousands of dollars):

                                                                    1999                    1998
                                                            ---------------------   ---------------------
                                                            CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                            --------   ----------   --------   ----------
Long-term revolving line of credit........................   $9,503      $9,503      $3,807      $3,807
Long-term debt............................................   $8,462      $5,743      $8,983      $6,830

     In addition, the Company has certain off-balance sheet items such as letters of credit and contingent liabilities. In the opinion of management, the estimated fair value of the fees associated with these commitments is not material to the Company.

12. SEGMENT INFORMATION

     The Company adopted Statement of Financial Standard ("FAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" during 1998. FAS No. 131 established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     The Company's reportable segments are strategic business units that offer similar products with similar economic characteristics, production processes, customers and distribution methods. All products fall within the category of customized truck trailers. Accordingly the reporting segments have been aggregated into one operating segment. In addition, the Company offers its product in one geographic operating segment, North America.

                             DORSEY TRAILERS, INC.

                SCHEDULE VIII: VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE AT        CHARGED TO                 BALANCE AT
                                                     BEGINNING OF       COSTS AND     ACCOUNTS       END OF
DESCRIPTION                                             PERIOD           EXPENSES    WRITTEN OFF     PERIOD
-----------                                       -------------------   ----------   -----------   ----------
                                                                            (IN THOUSANDS OF
                                                                                DOLLARS)
Year ended December 31, 1999
  Allowance for Doubtful Accounts...............         $145              $(21)        $(24)         $100
                                                         ====              ====         ====          ====
Year ended December 31, 1998
  Allowance for Doubtful Accounts...............         $129              $ 52         $(36)         $145
                                                         ====              ====         ====          ====
Year ended December 31, 1997
  Allowance for Doubtful Accounts...............         $168              $ --         $(39)         $129
                                                         ====              ====         ====          ====

                                                               BALANCE AT     INCREASE    BALANCE AT
                                                              BEGINNING OF   (DECREASE)     END OF
DESCRIPTION                                                      PERIOD      TO RESERVE     PERIOD
-----------                                                   ------------   ----------   ----------
                                                                    (IN THOUSANDS OF DOLLARS)
Year ended December 31, 1999
  Deferred income tax valuation reserve.....................     $2,994       $(2,197)      $  797
                                                                 ======       =======       ======
Year ended December 31, 1998
  Deferred income tax valuation reserve.....................     $2,822       $   172       $2,994
                                                                 ======       =======       ======
Year ended December 31, 1997
  Deferred income tax valuation reserve.....................     $ (626)      $ 3,448       $2,822
                                                                 ======       =======       ======

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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
 3.1         Certificate of Incorporation of the Company.*
 3.2         Bylaws of the Company.**
 4.1         See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and the Bylaws of the Company defining the rights of holders of Common Stock.
 4.2         Form of Common Stock certificate of the Company.**
10.1         Accounts Financing Agreement between Congress Financial
             Corporation and the Company, dated August 8, 1990.*
10.2         First Consolidated Amendment to Accounts Financing Amendment
             by and between the Company and Congress Financial
             Corporation, dated June 28, 1993.*
10.3         Intercreditor Agreement by and between the U.S. Small
             Business Administration and Congress Financial Corporation,
             dated August 8, 1990.*
10.4         First Amendment to the Intercreditor Agreement by and
             between the U.S. Small Business Administration and Congress
             Financial Corporation, dated June 28, 1993.*
10.5         Limited Guarantee and Waiver by Marilyn R. Marks dated June
             28, 1993.*
10.6         Trademark Security Agreement between Congress Financial
             Corporation and the Company, dated June 28, 1993.*
10.7         Blocked Account Agreement by and among Citizens and Southern
             National Bank, Congress Financial Corporation and the
             Company, dated March 5, 1991.*
10.8         Loan Authorization and Agreement between the U.S. Small
             Business Administration and the Company, dated May 3, 1990.*
10.9         Letter amending the Loan Authorization and Agreement between the U.S. Small Business Administration and the Company,
             dated August 6, 1990.*
10.10        Letter amending the Loan Authorization and Agreement between the U.S. Small Business Administration and the Company,
             dated May 4, 1992.*
10.11        Letter amending the Loan Authorization and Agreement between the U.S. Small Business Administration and the Company,
             dated May 18, 1994.*
10.12        Agreement between the Company and International Association of Machinists and Aero Space Workers, Local Lodge No. 1769,
             dated May 1, 1993.*
10.13        Agreement between the Company and International Union,
             United Automobile Aerospace and Agricultural Implement
             Workers of America for and on behalf of, UAW Local 1868,
             dated March 4, 1992.*
10.14        Shareholder Agreement by and among Trailers Acquisition
             Corp. (a predecessor of the Company) and certain
             stockholders of the Company, dated March 16, 1987.*
10.15        First Amendment to Shareholder Agreement and Agreement with
             Former Shareholder by and among the Company, the
             stockholders of the Company and a former stockholder of the
             Company, dated April 11, 1988.*
10.16        Dorsey Trailers, Inc. Marks/Rymer Shareholders Agreement by
             and among the Company, Marilyn R. Marks and Hoyle Rymer,
             dated January 12, 1993.*
10.17        Dorsey Trailers, Inc. Shareholder Agreement by and among the
             Company and certain stockholders of the Company, dated
             February 25, 1994.*
10.18        Form of Stock Option Agreement by and among the Company,
             Marilyn R. Marks and each of T. Charles Chitwood, Charles W.
             Mudd, David A. Kemp and H. Douglas Allgood.*

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.19        Dorsey Trailers, Inc. 1994 Long-Term Incentive Plan.**
10.20        Dorsey Trailers, Inc. 1994 Profit Plan.*
10.21        Dorsey Trailers, Inc. Amended and Restated Salaried
             Employees' Retirement Plan, effective January 1, 1989.**
10.22        Dorsey Trailers, Inc. Amended and Restated Salaried
             Employees' Savings Incentive Plan, effective January 1,
             1989.*
10.23        Dorsey Trailers, Inc. (Edgerton Wisconsin Division) Amended
             and Restated International Union Workers of America Local
             #786 Employees' Pension Plan, effective January 1, 1989.*
10.24        Dorsey Trailers, Inc. Northumberland, Pennsylvania Plant
             Revised and Restated UAW Local #1868 Hourly Employees'
             Retirement Plan, effective January 1, 1989.*
10.25        Form of the Dorsey Trailers, Inc. 1994 Stock Plan for
             Non-Employee Directors.**
10.25 (a)    Registration Agreements between the Company and T. Charles
             Chitwood, Charles W. Mudd, David A. Kemp and H. Douglas
             Allgood, respectively, dated January 1995.***
10.26        Promissory Note between the Company and Marilyn R. Marks,
             dated January 12, 1993.*
10.27        Promissory Note between the Company and Marilyn R. Marks,
             dated June 10, 1988.*
10.28        First Amendment to Promissory Note between the Company and
             Marilyn R. Marks, dated June 10, 1991.*
10.29        Second Amendment to Promissory Note between the Company and
             Marilyn R. Marks, dated June 6, 1994.**
10.30        Non-Negotiable Promissory Note between the Company and
             Marilyn R. Marks, dated April 14, 1994.**
10.31        Dorsey Trailers, Inc. Excess Benefit Plan, effective May 1,
             1994.**
10.32        Form of Indemnity Agreement between the Company and each
             director and executive officer of the Company.**
10.33        Fifth Amendment to Accounts Financing Agreement by and
             between the Company and Congress Financial Corporation,
             dated May 3, 1994.**
10.34        Collateral Assignment of Certificate of Deposit by and
             between the Company and Congress Financial Corporation,
             dated May 3, 1994.**
10.35        Sixth Amendment to Accounts Financing Agreement by and
             between the Company and Congress Financial Corporation,
             dated November 1, 1994.***
10.36        Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank of Georgia, National
             Association, dated August 11, 1995.***
10.37        Real Estate and Deed to Secure Debt by and between the
             Company and Glenn T. Taylor and Bankhead Enterprises, Inc.,
             dated November 14, 1995.***
10.38        First Amendment to Revolving Credit and Reimbursement
             Agreement by and between the Company and NationsBank of
             Georgia, National Association, dated June 11, 1996.***
10.39        Agreement between the Company and International Association of Machinists and Aerospace Workers, Local Lodge No. 1769,
             dated May 1, 1996.***
10.40        Asset Purchase Agreement by and among Dorsey Trailers, Inc.,
             Carolina Coastal Investors, Inc. and David Cottingham, dated as of July 1, 1996.***
10.41        Loan and Security Agreement by and between Dorsey Trailers,
             Inc. and Foothill Capital Corporation dated as of March 28,
             1997.***
10.42        Amendment No. 1 dated as of April 10, 1997 to the Loan and
             Security Agreement dated as of March 28, 1997 between
             Foothill Capital Corporation and Dorsey Trailers, Inc.***
10.43        Amendment No. 2 dated as of July 1, 1997 to the Loan and
             Security Agreement dated as of March 28, 1997 between
             Foothill Capital Corporation and Dorsey Trailers, Inc.***
10.44        Amendment No. 3 dated as of August 1, 1997 to the Loan and
             Security Agreement dated as of March 28, 1997 between
             Foothill Capital Corporation and Dorsey Trailers, Inc.***
10.45        Amendment No. 4 dated as of November 22, 1997 to the Loan
             and Security Agreement dated March 28, 1997 between Foothill
             Capital Corporation and Dorsey Trailers, Inc.***

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.46        Amendment No. 5 dated as of July 10, 1998 to the Loan and
             Security Agreement dated March 28, 1997 between Foothill
             Capital Corporation and Dorsey Trailers, Inc.****
10.47        Amendment No. 6 dated as of August 31, 1998 to the Loan and
             Security Agreement dated March 28, 1997 between Foothill
             Capital Corporation and Dorsey Trailers, Inc.*****
10.48        Amendment No. 7 dated as of December 31, 1998 to the Loan
             and Security Agreement dated March 28, 1997 between Foothill
             Capital Corporation and Dorsey Trailers, Inc.********
10.49        Amendment No. 8 dated as of May 7, 1999 to the Loan and
             Security Agreement dated March 28, 1997 between Foothill
             Capital Corporation and Dorsey Trailers, Inc.******
10.50        Amendment No. 9 dated as of June 30, 1999 to the Loan and
             Security Agreement dated March 28, 1997 between Foothill
             Capital Corporation and Dorsey Trailers, Inc*******
10.51        Employment Agreement dated as of November 17, 1997 between
             Lorri M. Palko and Dorsey Trailers, Inc.
10.52        Amendment to Employment Agreement dated as of January 1,
             2000 between Lorri M. Palko and Dorsey Trailers, Inc.
10.53        Stock Purchase Warrant issued to the Company by
             TruckBay.com, Inc. on June 21, 1999.
27           Financial Data Schedule (For SEC Use Only)

---------------

         * Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994.
        ** Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 33-79404) dated May 26, 1994, as amended on July 8, 1994.
      *** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1997.
     **** Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended July 4, 1998.
    ***** Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended October 3, 1998.
  ****** Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended April 3, 1999.
 ******* Incorporated by reference from the Registrant's Form 10-Q for the quarter-ended July 3, 1999.
******** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1998.