Form 10-Q
period 2000-04-01
DORSEY TRAILERS INC
filed 2000-05-16
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File Number :        0-24354
                        -------------------------------------------------------

                              DORSEY TRAILERS, INC.
          ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                58-2110729
-----------------------                                       -------------
(State of Incorporation)                                      (IRS Employer
                                                          Identification Number)

One Paces West, Suite 1700
  2727 Paces Ferry Road
   Atlanta, Georgia                                                30339
-----------------------                                        --------------


Registrant's telephone number, including area code:            (770) 438-9595
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes [X]  No  [ ]

The number of shares of common stock outstanding at May 15, 2000, was 5,054,049.

                              DORSEY TRAILERS, INC.

                                    FORM 10-Q

                           Quarter ended April 1, 2000

                                      Index



                                                                                                                     Page
                                                                                                                     ----
Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Balance Sheets -  April 1, 2000 and December 31, 1999                                                 3
                  Statements of Income  - For the thirteen weeks ended
                       April 1, 2000 and April 3, 1999                                                                  4
                  Statements of Cash Flows - For the thirteen weeks ended
                       April 1, 2000 and April 3, 1999                                                                  5
                  Statement of Changes in Stockholders' Deficit -
                       For the thirteen weeks ended April 1, 2000                                                       6
                  Notes to Condensed Financial Statements                                                               7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                             11

Part II. Other Information
                                                                                                                       14

         Item 1.  Legal Proceedings                                                                                    14

         Item 2.  Changes in Securities                                                                                14

         Item 3.  Defaults upon Senior Securities                                                                      14

         Item 4.  Submission of Matters to a Vote of Security Holders                                                  14

         Item 5.  Other Information                                                                                    14

         Item 6.  Exhibits and Reports on Form 8-K                                                                     14

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE)

                                                                        APRIL 1,     DECEMBER 31,
                                                                          2000          1999
                                                                      -----------    ------------
                                                                      (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                           $      7       $      7
   Accounts receivable, net                                              12,157         10,690
   Inventories                                                           12,834         16,058
   Deferred income taxes                                                  3,374          3,374
   Prepaid expenses and other assets                                        151            133
                                                                       --------       --------
          Total current assets                                           28,523         30,262

Property, plant and equipment, net                                        7,057          7,794
Deferred income taxes                                                     2,859          2,917
Other assets, net                                                         1,810          1,300
                                                                       --------       --------
          TOTAL ASSETS                                                 $ 40,249       $ 42,273
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current portion of long-term debt                                   $    533       $    524
   Accounts payable                                                      17,233         18,943
   Accrued wages and employee benefits                                    4,774          4,367
   Accrued expenses                                                         835          1,066
                                                                       --------       --------
          Total current liabilities                                      23,375         24,900
Long-term revolving line of credit                                        9,061          9,503
Long-term debt, net of current maturities                                 7,787          7,938
Accrued pension liability                                                 1,600          1,600
Accrued warranty                                                            516            516
                                                                       --------       --------
          TOTAL LIABILITIES                                              42,339         44,457
                                                                       --------       --------
Commitments and contingencies                                                --             --
Stockholders' deficit
   Preferred stock, $.01 par value, 500 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000 shares
       authorized: 5,031 issued and outstanding                              50             50
   Additional paid-in capital                                             2,711          2,711
   Accumulated deficit                                                   (4,851)        (4,945)
                                                                       --------       --------
          TOTAL STOCKHOLDERS' DEFICIT                                    (2,090)        (2,184)
                                                                       --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 40,249       $ 42,273
                                                                       ========       ========

                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF INCOME - UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       APRIL 1,        APRIL 3,
                                                                         2000            1999
                                                                      ----------      ---------
                                                                      (13 WEEKS)      (13 WEEKS)

Net sales                                                              $ 45,128       $ 44,847
Cost of sales                                                            42,822         42,230
                                                                       --------       --------
Gross profit                                                              2,306          2,617

Selling, general and
     administrative expenses                                              1,653          1,590
                                                                       --------       --------

Income from operations                                                      653          1,027
Interest expense, net                                                      (501)          (515)
                                                                       --------       --------
Income before income taxes                                                  152            512
Income taxes                                                                (58)            --
                                                                       --------       --------

Net income                                                             $     94       $    512
                                                                       ========       ========

Basic income per share                                                 $    .02       $    .10
                                                                       ========       ========

Weighted average number of
     common and common share
     equivalents used in the net income
     per share calculation                                                5,031          5,020
                                                                       ========       ========


                   See notes to condensed financial statements

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)

                                                                                            APRIL 1,       APRIL 3,
                                                                                              2000           1999
                                                                                           ----------     ----------
                                                                                           (13 WEEKS)     (13 WEEKS)
Cash flows from operating activities:
   Net income                                                                              $     94       $    512
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                                           499            434
        Deferred income taxes                                                                    58
        Change in assets and liabilities-
            Increase in accounts receivable                                                  (1,467)        (2,119)
            Decrease in inventories                                                           3,224          1,439
            (Increase) decrease in prepaid expenses
                 and other current assets                                                       (18)            14
             Decrease in accounts payable                                                    (1,710)           (99)
             Increase (decrease) in accrued expenses                                            208           (371)
                                                                                           --------       --------
                Net cash provided by (used in) operating activities                             888           (190)
                                                                                           --------       --------

Cash flows from investing activities:
        Capital expenditures                                                                   (350)          (125)
        Net proceeds from property sales                                                         46             --
                                                                                           --------       --------
                Net cash used in investing activities                                          (304)          (125)
                                                                                           --------       --------

Cash flows from financing activities:
        Net (payments) borrowings under line of credit agreement                               (442)           424
        Payments on long-term debt                                                             (142)          (109)
                                                                                           --------       --------
                Net cash (used in) provided by financing activities                            (584)           315
                                                                                           --------       --------

Decrease in cash and cash equivalents                                                            --             --
                                                                                           --------       --------
        Cash and cash equivalents at beginning of period                                          7              7
                                                                                           --------       --------
        Cash and cash equivalents at end of period                                         $      7       $      7
                                                                                           ========       ========

Supplemental schedule of noncash investing and financing activities:
The Company sold its Northumberland idle plant facility in January, 2000. In conjunction with the disposition notes receivable and commissions payable were recorded as follows:

  Note receivable                                                                          $    580
                                                                                           ========
  Commission payable                                                                       $     31
                                                                                           ========


                   See notes to condensed financial statements

Dorsey Trailers, Inc.
Statement of Changes in Stockholders' Deficit
(In thousands)


                                                    Common Stock      Additional
                                                  -----------------    Paid-in   Accumulated
                                                  Shares     Amount    Capital     Deficit       Total
                                                  ------     ------    -------     -------       -------

Balance, December 31, 1999                         5,031      $  50    $2,711      $(4,945)      $(2,184)

Net income                                                                              94            94
                                                   -----      -----    ------      -------       -------

Balance, April 1, 2000 (Unaudited)                 5,031      $  50    $2,711      $(4,851)      $(2,090)
                                                   =====      =====    ======      =======       =======

                   See notes to condensed financial statements

                             DORSEY TRAILERS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   GENERAL

The financial statements included herein have been prepared by Dorsey Trailers, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at April 1, 2000, and December 31, 1999, and its results of operations and its cash flows for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

NOTE 2.   INVENTORIES

Inventories consisted of the following:

                                                  April 1,   December 31,
                                                    2000         1999
                                                  -------      -------
                                                     (In thousands)
         Raw material                             $ 9,987      $11,648
         Work-in-process                            1,369        3,005
         Finished trailers                          1,266        1,189
         Used trailers                                212          216
                                                  -------      -------
                                                  $12,834      $16,058
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

On June 30, 1999 the Company amended the Financing Agreement. The amended agreement increased the advance rates for the eligible accounts. The advance rates increased from 80% to 85% of eligible accounts receivable; from 30% to 35% of eligible raw material; and from 60% to 70% of eligible finished goods inventory. The amended agreement permits interest rate concessions for meeting certain net income and net worth benchmarks. The amended agreement improved certain net worth covenants. In addition, the agreement was extended for an additional two-year term.

In connection with the closing of the original $14,000 Financing Agreement, the Company incurred costs of approximately $1,150, which are being amortized over the amended life of the Financing Agreement. The Financing Agreement bears interest at prime plus 1.5% with interest payable monthly. At April 1, 2000 the interest rate was 10.5% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5 servicing fee and an annual facility fee of $75. The Financing Agreement allows advances of up to the lesser of $14,000 less the outstanding letters of credit obligations, or 85% of eligible accounts receivable plus 35% of eligible raw material, and 70% of eligible finished goods inventory less the outstanding letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of April 1, 2000, the Company had $9,061 outstanding under the Financing Agreement and $1,775 in letters of credit (See note 4). The Financing Agreement is collateralized by a first security interest in the Company's accounts receivable and inventory. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of April 1, 2000 and May 15, 2000, the Company was in compliance with the covenants of the Financing Agreement.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Workers' compensation insurance and letters of credit

The Company is self-insured for workers' compensation claims up to $350 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $1,755 as of April 1, 2000 under its Financing Agreement (See Note 3). The accompanying condensed financial statements include an insurance accrual based upon third party administrators' and management's evaluation of estimated future costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost of these claims will depend on the individual claims given the potential for these claims to increase or decrease over time. Management believes that any claims as of April 1, 2000 arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Customer Financing

The Company maintains an agreement with a finance company, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance company for approximately $4,988 million at April 1, 2000. In the opinion of management, it is not probable that the Company will be required to satisfy this contingent liability.

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


In November 1997, a declaratory judgment action was filed by an insurance company (GAN North American Insurance Co. v. Dorsey Trailers, Inc.) in United States District Court for the Northern District of Georgia, Atlanta Division, as to coverage of a previously paid claim of $1.0 million by that insurance company in the settlement of product liability litigation. The Company filed a motion for summary judgment and in September 1999, the trial court granted the Company's motion for summary judgment. GAN filed a notice of appeal, but in March 2000, GAN ceased the appeal process and settled the action with the Company. The amount of the settlement has been paid to the Company, but did not have a material impact on the Company's financial position, results of operations or cash flows.


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


In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management after reviewing available information relating to the above matters and consulting with legal counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at April 1, 2000 in respect thereof which would have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows in which period such determination occurs could be materially affected.

Environmental Matters


The Company is engaged in a project to obtain an ACT II "release from liability" from the state of Pennsylvania for the property located in Northumberland, Pennsylvania. The ACT II process was initiated in October 1999 and is anticipated to conclude in October 2000. The Company sold the property in January 2000.


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

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations which may be made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of new materials, component prices, labor shortages or work stoppage, dependence on current industry trends and demand for product, manufacturing interruption due to unfavorable natural events, government regulations, unfavorable results of outstanding litigation, and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1999 Annual Report on Form 10-K and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

NET SALES Net sales for the quarter ended April 1, 2000 were $45,128 a slight increase from $44,847 for the quarter ended April 3, 1999. New trailer sales unit volume for the quarter rose 7.6% from the same period in the prior year. The increase in unit volume growth is primarily due to completion of the United Parcel Service ("UPS") order. The UPS order, which started production in the fourth quarter of 1999, was an order that was in excess of 1,000 units. The current truck and dry freight van segment of the trailer industry have shown signs of reduced demand, due to increased fuel costs, rising interest rates and driver shortages. If industry demand continues to weaken, the Company's ability to continue volume growth quarter over quarter will be reduced.

GROSS PROFIT Gross profit was $2,306 for the first quarter of 2000, or 5.1% of sales, compared to a gross profit of $2,617 for the first quarter of 1999, or 5.8% of sales. The decrease in gross profit for the first quarter of 2000 was primarily due to increased wage and benefit costs associated with the Company's new collective bargain agreement that commenced in the second quarter of 1999. The Company was unable to recapture these wage and benefit increases in sales price increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the first quarter of 2000 increased approximately $63 or 4.0% to $1,653 as compared to $1,590 for the first quarter of 1999. SG&A expenses as a percent of net sales increased to 3.7% for the quarter ended April 1, 2000 as compared to 3.5% for the quarter ended April 3, 1999. The increase in SG&A expenses as a percent of sales was a result of increased professional fees and increased depreciation expense related to the Company's new information system.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended April 1, 2000, was $501 as compared to interest expense, net of $515 for the quarter ended April 3, 1999. This decrease in interest expense was attributable to decreased usage of the Company's long-term revolving line of credit during the first quarter of 2000 in comparison with the first quarter of 1999.

NET INCOME Net income for the quarter ended April 1, 2000 was $94, or $0.02 per share, as compared to a net income of $512, or $0.10 per share, for the quarter ended April 3, 1999. The decrease in net income for the first quarter of 2000 is due primarily to the increased wage and benefit costs, described above.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at April 1, 2000 and April 3, 1999 were $7.

Net cash provided by operating activities was $888 for the period ended April 1, 2000 as compared to net cash used in operating activities of $190 for the period ended April 3, 1999. The cash provided by operating activities during the first quarter of 2000 primarily resulted from a reduction in inventories of $3,224. The cash used in operating activities during the first quarter of 1999 primarily resulted from an increase in accounts receivable of $2,119.

Net cash used in investing activities was $304 for the period ended April 1, 2000 as compared to net cash used in investing activities of $125 for the period ended April 3, 1999. The net cash used in investing activities for the first quarter of 2000 and 1999 was due to capital expenditures.

Net cash used in financing activities was $584 for the period ended April 1, 2000 as compared to net cash provided by financing activities of $315 for the period ended April 3, 1999. Net cash used in financing activities in the first quarter of 2000 was due to the Company making net payments on its long-term revolving line of credit of $442 and payments on long-term debt of $142. Net cash provided by financing activities in the first quarter of 1999 was due to the Company making net borrowings on its long-term revolving line of credit of $424 and payments on long-term debt of $109.

On March 28, 1997 the Company entered into a $14,000 five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of May 13, 2000, the Company had $8,707 outstanding under the Financing Agreement and $1,755 in letters of credit, and had $1,136 in availability under the Financing Agreement. On June 30, 1999 the Company amended the Financing Agreement increasing the advance rate allowed under the agreement. In addition, the agreement was extended for an additional two-year term. As of April 1, 2000 and May

15, 2000, the Company was in compliance with the covenant requirements of the Financing Agreement.

The $14,000 Financing Agreement allowed the Company to improve payment conditions with its vendors and provide the liquidity necessary for a consistent production flow. As stated above, the Company has amended its Financing Agreement, which increased the advance rates on eligible assets. Management estimates that the increased advance rates will provide the additional availability to assist in funding the operations of the Company. Additionally, the improved financial performance of the Company will aid in supporting the Company's growth. The Company continues to negotiate with vendors to obtain increased credit limits, based on the current growth of the Company and its improved financial performance. Management believes, based on the improved financial results, that the Company's liquidity position has improved during the first quarter of 2000. However, the Company's growth, prior year losses and a decrease in demand for product could constrain the Company's liquidity position.


BACKLOG


The Company's backlog of orders was approximately $38,610 at April 1, 2000 and $49,500 at December 31, 1999. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company expects to fill these orders by the end of 2000. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's dealers do maintain an inventory of stock trailers.


The current dry freight van segment of the trailer industry demand has begun to show signs of softening. This current condition has been caused by increasing fuel costs, rising interest rates and driver shortages. The demand for product is generally driven by economic conditions. With a major economic downturn or a prolonged softening in the industry, the Company is susceptible to a decrease in the demand for its products.


YEAR 2000


The Year 2000 problem has not posed any significant operational problems for the Company's computer systems as modified and converted. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software are capitalized and amortized over the assets' useful lives. During October 1999, the Company converted to a new operating system. Management estimates the total cost of the conversion and modification to be $0.9 million. With the timely completion of the modifications and conversion, the Company is now year 2000 compliant. In addition, the year 2000 issue did not have a material impact on the operations of the Company. As of May 15, 2000 the Company has not experienced any significant year 2000 issues as they relate to suppliers or customers, that would have a material impact on the operations of the Company.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

             Not applicable.

Item 2.   Changes in Securities

             Not applicable.


Item 3.   Defaults upon Senior Securities

             Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

             A. The Company's annual meeting of stockholders was held on April
                25, 2000.
             B. Marilyn R. Marks and John L. Pugh were elected as Directors.
                The term of office J. Hoyle Rymer, and Lawrence E. Mock, Jr. continued after the meeting.
             C. Stockholders voted on the matters disclosed in the following table:

                                                                                           Ratification of Independent
                                                        Election of Directors*             Certified Public Accountants
                                                        ----------------------             ----------------------------
                                                 Marilyn R. Marks       John L. Pugh
                                                 ----------------       ------------
         Votes Cast:
         For                                            4,543,627            4,544,582            4,543,092
         Against                                                0                    0               24,650
         Abstentions                                            0                    0               56,850
         Withheld                                          80,965               80,010                    0
         Non Votes                                              0                    0                    0
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

                                           DORSEY TRAILERS, INC.

Date:       May 16, 2000          By:    /s/ G. Allen Cain
       --------------------            ----------------------------------
                                           G. Allen Cain
                                           Vice President - Accounting
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)