Form 10-Q
period 2000-07-01
DORSEY TRAILERS INC
filed 2000-08-15
CIK 924117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                   For the quarterly period ended July 1, 2000
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

Commission File Number :                     0-24354
                        ---------------------------------------------

                              DORSEY TRAILERS, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Delaware                                       58-2110729
----------------------------------------              ----------------------
(State of incorporation or organization)                   (IRS Employer
                                                      Identification Number)

     One Paces West, Suite 1700
        2727 Paces Ferry Road
          Atlanta, Georgia                                     30339
---------------------------------------               ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (770) 438-9595
                                                      ----------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes[X]  No [ ]

The number of shares of common stock outstanding on August 14, 2000, was 5,054,049.

                              DORSEY TRAILERS, INC.

                                    FORM 10-Q

                           Quarter ended July 1, 2000

                                      Index

                                                                                                  Page
                                                                                                  ----
Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Balance Sheets - July 1, 2000, and December 31, 1999                             3
                  Statements of Operations - For the thirteen weeks and twenty-six
                       weeks ended July 1, 2000, and July 3, 1999, respectively                    4
                  Statements of Cash Flows - For the twenty-six weeks ended
                       July 1, 2000, and July 3, 1999, respectively                                5
                  Statement of Changes in Stockholders' Deficit -
                     For the twenty-six weeks ended July 1, 2000                                   6
                  Notes to Condensed Financial Statements                                          7

         Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                       12

Part II. Other Information                                                                        17

         Item 1.   Legal Proceedings                                                              17

         Item 2.   Changes in Securities and Use of Proceeds                                      17

         Item 3.   Defaults upon Senior Securities                                                17

         Item 4.   Submission of Matter to a Vote of Security Holders                             17

         Item 5.   Other Information                                                              17

         Item 6.   Exhibits and Reports on Form 8-K                                               17

PART I  - FINANCIAL INFORMATION
ITEM I. - CONDENSED FINANCIAL STATEMENTS

DORSEY TRAILERS, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                 JULY 1,     DECEMBER 31,
                                                                  2000          1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                   $      7       $      7
   Accounts receivable, net                                       9,275         10,690
   Inventories, net                                              17,756         16,058
   Deferred income taxes                                          3,374          3,374
   Prepaid expenses and other assets                                140            133
                                                               --------       --------
          Total current assets                                   30,552         30,262

Property, plant and equipment, net                                7,060          7,794
Deferred income taxes                                             2,860          2,917
Other assets, net                                                 1,766          1,300
                                                               --------       --------
          TOTAL ASSETS                                         $ 42,238       $ 42,273
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current portion of long-term debt                           $    538       $    524
   Accounts payable                                              19,123         18,943
   Accrued wages and employee benefits                            3,818          4,367
   Accrued expenses                                                 997          1,066
                                                               --------       --------
          Total current liabilities                              24,476         24,900
Long-term revolving line of credit                               11,573          9,503
Long-term debt, net of current maturities                         7,637          7,938
Accrued pension liability                                         1,600          1,600
Accrued warranty                                                    516            516
                                                               --------       --------
          TOTAL LIABILITIES                                      45,802         44,457
                                                               --------       --------
Stockholders' deficit
   Preferred stock, $.01 par value, 500,000 shares
        authorized; none issued or outstanding
   Common stock, $.01 par value, 30,000,000 shares
        authorized; 5,054,049 amd 5,031,191 shares issued
        and outstanding respectively                                 50             50
   Additional paid-in capital                                     2,731          2,711
   Accumulated deficit                                           (6,345)        (4,945)
                                                               --------       --------
          TOTAL STOCKHOLDERS' DEFICIT                            (3,564)        (2,184)
                                                               --------       --------
Commitments and contingencies                                        --             --
                                                               --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 42,238       $ 42,273
                                                               ========       ========

                   See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF OPERATIONS -- UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        JULY 1,        JULY 3,        JULY 1,        JULY 3,
                                         2000           1999           2000           1999
                                      ----------     ----------     ----------     ----------
                                      (13 WEEKS)     (13 WEEKS)     (26 WEEKS)     (26 WEEKS)
Net sales                              $ 31,780       $ 44,181       $ 76,908       $ 89,028
Cost of sales                            31,076         41,830         73,898         84,060
                                       --------       --------       --------       --------
Gross profit                                704          2,351          3,010          4,968

Selling, general and
     administrative expenses              1,708          1,677          3,361          3,267
                                       --------       --------       --------       --------

Income (loss) from operations            (1,004)           674           (351)         1,701
Interest expense, net                      (490)          (492)          (991)        (1,007)
                                       --------       --------       --------       --------

Income (loss) before income taxes        (1,494)           182         (1,342)           694
Provision for income taxes                   --             --             58             --
                                       --------       --------       --------       --------

Net income (loss)                      $ (1,494)      $    182       $ (1,400)      $    694
                                       ========       ========       ========       ========

Basic income (loss) per share          $   (.30)      $    .04       $   (.28)      $    .14
                                       ========       ========       ========       ========

Weighted average number of
  common and common share
  equivalents - basic                     5,047          5,028          5,051          5,024
                                       ========       ========       ========       ========

                  See notes to condensed financial statements.

DORSEY TRAILERS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)

                                                                     JULY 1,           JULY 3,
                                                                      2000              1999
                                                                   ----------        ----------
                                                                   (26 WEEKS)        (26 WEEKS)
Cash flows from operating activities:
   Net income (loss)                                                $(1,400)          $   694
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Depreciation and amortization                                   928               862
        Deferred income taxes                                            58                --
        Issuance of common stock to non-employee directors               20                30
        Change in assets and liabilities-
            Decrease (increase) in accounts receivable                1,415            (7,547)
            (Increase) decrease in inventories, net                  (1,698)              843
            (Increase) decrease in prepaid expenses
                 and other current assets                                (7)               20
            Decrease in other assets                                     48                --
            Increase in accounts payable                                180             2,190
            Decrease in accrued expenses                               (586)           (1,060)
                                                                    -------           -------
                Net cash used in operating activities                (1,042)           (3,968)
                                                                    -------           -------

Cash flows from investing activities:
        Capital expenditures                                           (749)             (558)
        Net proceeds from property sales                                 45                --
                                                                    -------           -------
                Net cash used in investing activities                  (704)             (558)
                                                                    -------           -------

Cash flows from financing activities:
        Net borrowings under line of credit agreement                 2,032             4,780
        Payments on long-term debt                                     (286)             (254)
                                                                    -------           -------
                Net cash provided by financing activities             1,746             4,526
                                                                    -------           -------

Decrease in cash and cash equivalents                                    --                --
        Cash and cash equivalents at beginning of period                  7                 7
                                                                    -------           -------
        Cash and cash equivalents at end of period                  $     7           $     7
                                                                    =======           =======

Supplemental schedule of noncash investing and financing activities:
The Company sold its Northumberland idle plant facility in January, 2000. In conjunction with the disposition notes receivable and commissions payable were recorded as follows:

  Note receivable                                                   $   580
                                                                    =======
  Commission payable                                                $    31
                                                                    =======

                   See notes to condensed financial statements

DORSEY TRAILERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)

                                          Common Stock          Additional
                                          ------------           Paid-in    Accumulated
                                       Shares        Amount      Capital      Deficit        Total
                                       ------       -------     ----------  -----------     -------

Balance, December 31, 1999              5,031       $    50       $2,711      $(4,945)      $(2,184)

Net income                                                                     (1,400)       (1,400)

Issuance of common stock to
     non-employee directors                23                         20                         20
                                       ------       -------       ------      -------       -------

Balance, July 1, 2000 (Unaudited)       5,054       $    50       $2,731      $(6,345)      $(3,564)
                                       ======       =======       ======      =======       =======

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

In the opinion of the Registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the financial position of the Company at July 1, 2000, and December 31, 1999, and its results of operations for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999 and its cash flows for the twenty-six weeks ended July 1, 2000, and July 3, 1999, respectively. All dollar amounts included in these footnotes contained herein are in thousands.

NOTE 2.   INVENTORIES, NET

Inventories, net consisted of the following:

                                                  July 1,    December 31,
                                                   2000          1999
                                                  -------    ------------
                                                     (In thousands)
                           Raw material           $ 8,816      $11,648
                           Work-in-process          1,595        3,005
                           Finished trailers        6,922        1,189
                           Used trailers              423          216
                                                  -------      -------
                                                  $17,756      $16,058
                                                  =======      =======

NOTE 3. REVOLVING LINE OF CREDIT

On March 28, 1997, the Company entered into a $14,000, five-year line of credit ("Financing Agreement"), including a $4,000 term loan and a letter of credit facility of up to $3,000, with an asset-based lender. The term loan was paid with the final payment being made on July 1, 1998. On December 31, 1998, the Company's Financing Agreement was amended. The amendment provided for an over advance facility of $2,000 through January 31, 1999; $1,500 through February 28, 1999; and $1,000 through March 31, 1999.

On June 30, 1999, the Company obtained an amendment to the Financing Agreement. The amendment increased the advance rates for the eligible accounts. The advance rates increased from 80% to 85% of eligible accounts receivable; from 30% to 35% of eligible raw material; and from 60% to 70% of eligible finished goods inventory. The amended Financing Agreement permits interest rate concessions for meeting certain net income and net worth benchmarks. The amended agreement improved certain net worth covenants. In addition, the agreement was extended for an additional two-year term. On August 1, 2000, the Company obtained an amendment to the Financing Agreement. The amendment provides an over advance facility of $1,000 through August 31, 2000 with the option to renew the over advance at the lender's discretion.

In connection with the closing of the original $14,000 Financing Agreement, the Company incurred costs of approximately $1,150, which are being amortized over the amended life of the Financing Agreement. The Financing Agreement bears interest at prime plus 1.5% with interest payable monthly. At July 1, 2000, the interest rate was 11% for the Financing Agreement. Annual commitment fees for the unused portion of the Financing Agreement and outstanding letters of credit are .375% and 2.0%, respectively. Additionally, the Company is required to pay monthly a $5 servicing fee and an annual facility fee of $75. The Financing Agreement allows advances of up to the lesser of $14,000 less the outstanding letters of credit obligations, or 85% of eligible accounts receivable plus 35% of eligible raw material, and 70% of eligible finished goods inventory less the outstanding letters of credit obligations. The Company has certain limitations on the maximum amount of advances the Company can receive against inventory. As of July 1, 2000, the Company had $11,573 outstanding under the Financing Agreement and $1,775 in letters of credit (See Note 4). As of August 11, 2000, the Company had $7,215 outstanding under the Financing Agreement and $1,755 in letters of credit. The Financing Agreement is collateralized by a first security interest in the Company's accounts receivable and inventory. The amendment on August 1, 2000 provided the lender with a second mortgage interest in the Company's Cartersville, Georgia location. The Financing Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. The covenants include, but are not limited to, the following: minimum earnings before interest, income taxes, depreciation, and amortization; minimum net worth; and maximum amount of capital expenditures. As of August 14, 2000, the Company obtained amended covenant requirements from its lender for the period ending July 1, 2000 and subsequent reporting periods. With the amended covenant requirements, the Company was in compliance with its covenants as of July 1, 2000 and as of August 14, 2000.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Workers' compensation insurance and letters of credit

The Company is self-insured for workers' compensation claims up to $350 per occurrence. In order to secure the Company's obligation to fund its self-insured retention, the Company has obtained standby letters of credit of $1,755 as of July 1, 2000, under its Financing Agreement (See Note 3). In connection with the Company's renewal of its workers compensation insurance policy, the Company obtained an aggregate limit of $2,000 for the policy period beginning June 1, 2000. The accompanying condensed financial statements include an insurance accrual based upon third party administrators' and management's evaluation of estimated future costs of outstanding claims and an estimated liability for claims incurred, but not reported, on an undiscounted basis. The ultimate cost arising from these claims is dependent upon the nature of the individual claims, given their potential to increase or decrease over time. Management believes that any claims as of July 1, 2000, arising under this self-insurance program will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Customer Financing

The Company maintains an agreement with finance companies, which provides wholesale floor plans for certain of the Company's independent dealers. The Company is contingently liable under repurchase agreements with the finance companies for approximately $10.9 million at July 1, 2000. In the opinion of management, it is not probable that the Company will be required to satisfy these contingent liabilities.

Litigation

In December 1997, an Administrative Law Judge of the National Labor Relations Board ("NLRB") ordered the Company to reinstate operations at the Company's closed Northumberland, Pennsylvania facility, reinstate striking employees and compensate affected employees for any loss of earnings. In March 1999, a three-member panel of the NLRB affirmed the Administrative Law Judge's decision. Unsuccessful mediation efforts took place in February 2000, between the Company and the NLRB. The Company will now continue the appeal process in the Federal Courts, a procedure that could take up to several years. No part of this order will take effect during the appeal process. The Company does not have sufficient information to estimate the cost that would be incurred if the Company were required to carry out this order.

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

In the normal course of business, the Company is a defendant in certain other litigation, in addition to the matters discussed above. Management after reviewing available information relating to the above matters and consulting with legal counsel, has determined with respect to each such matter, either that it is not reasonably possible that the Company has incurred liability in respect thereof by an amount or that any liability ultimately incurred will not exceed the amount, if any, recorded at July 1, 2000, in respect thereof which would have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, in the event of an unanticipated adverse final determination in respect to these matters, the Company's financial position, results of operations, and its cash flows in the period such determination occurs could be materially affected.

Environmental Matters

The Company is engaged in a project to obtain an ACT II "release from liability" from the state of Pennsylvania for the property located in Northumberland, Pennsylvania. The ACT II process was initiated in October 1999, and is anticipated to conclude in October 2000. The Company sold the property in January 2000.

Subsequent to the closing of the Company's Edgerton, Wisconsin plant in 1989, the Wisconsin Department of Natural Resources (WDNR) conducted an environmental inspection that identified certain environmental response requirements. The Company entered into an agreement with the two prior owners of the Edgerton plant, limiting the Company's allocation of future expense to 4%. In 1998, the Company sold this facility, and management believes that any future expense will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 1990, a leak was detected in an underground storage tank containing an industrial solvent at the Elba, Alabama facility. The Company notified the Alabama Department of Environmental Management ("ADEM") of the leak and hired an environmental consulting firm to investigate the problem and recommend corrective action. A remediation system, approved by

ADEM, was installed and is performing according to expectations. Management does not believe that the costs of remediation maintenance will not exceed the reserves it has established for this purpose.

Labor Relations

On May 3, 1999, the Company reached agreement with the International Association of Machinists and Aerospace Workers Local Lodge No. 1769 (the "Union"), which represents the hourly employees of the Company's Elba, Alabama plant. The Union membership ratified the three-year collective bargaining agreement, which expires May 4, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report:

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement is, however, inherently subject to the uncertainty of future events, whether economic, competitive or otherwise, many of which are beyond the control of the Company, or which may involve determinations made by management in the future. There can, therefore, be no assurances that the events or results described in such forward-looking statements will occur, and actual events or results may vary materially from those included herein. The following are some of the factors which may affect whether the events or results described in such forward-looking statements will occur: increased competition, dependence on key management, continued availability of credit from vendors, continued advancement of funds from lender, reliance on certain customers, shortages of new materials, component prices, labor shortages or work stoppage, dependence on current industry trends and demand for product, manufacturing interruption due to unfavorable natural events, government regulations, unfavorable results of outstanding litigation, and new technologies or products. Readers should review and consider the various disclosures included in this Quarterly Report and in the Company's 1999 Annual Report on Form 10-K and other reports to stockholders and public filings.

RESULTS OF OPERATIONS

NET SALES Net sales for the quarter ended July 1, 2000, were $31,780,000 a 28.1% decrease from $44,181,000 for the quarter ended July 3, 1999. New trailer sales unit volume for the quarter declined 31.6% from the same period in the prior year. The trailer industry has seen four consecutive months of reduced net new orders. Net new orders for trailers during the second quarter of 2000 were 44.6% less than during the second quarter of 1999. Additionally, the dry freight and reefer segments of the trailer industry showed an even higher decline in net new orders. The decline in net new orders is primarily related to trucking companies' profitability. The trucking industry has been affected by eight straight quarters of rising fuel cost, the decline in the valuations of trucks and fleets, rising interest rates and tightened lending standards, and driver recruiting have all caused a decline in capital expenditures by trucking companies. Based on current industry conditions, the Company does not foresee a significant increase in trailers purchased during the remainder of the year. Management does expect that the Company's sold unit volumes for the third quarter of 2000 will exceed those obtained during the second quarter of 2000. Subsequent to the end of the second quarter of 2000, the Company received an order for approximately 1,200 units that are to begin production during the middle of the third quarter and continue through the first part of the fourth quarter. Additionally, the Company produced approximately 500 units due to cancellations and to maintain production levels during the second quarter of 2000. The majority of these units are to be sold during the third quarter of 2000, although the Company may suffer a loss on these units due to the low industry demand for dry freight vans.

Net sales for the six months ended July 1, 2000 decreased 13.6% to $76,908,000 from $89,028,000 for the six months ended July 3, 1999. New trailer sales unit volume decreased by 12.4% for the first six months of 2000 as compared to the same period in 1999. The decline in both revenue and unit volume sales occurred during the second quarter of 2000. The decline was due to the reasons discussed above.

GROSS PROFIT Gross profit was $704,000 for the second quarter of 2000, or 2.2% of sales, compared to a gross profit of $2,351,000 for the second quarter of 1999, or 5.3% of sales. The decrease in gross profit for the second quarter of 2000 was primarily due to a decrease in sold units that occurred during the second quarter of 2000. Although the Company's number of sold units declined during the second quarter, pricing and productivity for the manufacturing facilities remained consistent with the productivity and pricing achieved during prior quarters.

Gross profit for the six months-ended July 1, 2000 was $3,010,000, or 3.9% of sales, compared to $4,968,000, or 5.6% of sales for the corresponding period in 1999. The decline in gross profit occurred primarily during the second quarter of 2000 due to the reasons stated above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative ("SG&A") expenses for the second quarter of 2000 increased approximately $31,000 or 1.8% to $1,708,000 as compared to $1,677,000 for the second quarter of 1999. SG&A expenses as a percent of net sales increased to 5.4% for the quarter ended July 1, 2000, as compared to 3.8% for the quarter ended July 3, 1999. The increase in SG&A expenses as a percent of sales was primarily due to the reduced sales volume with a modest increase in professional fees and increased depreciation expense related to the Company's new information system.

SG&A for the six months ended July 1, 2000 increased approximately $94,000 or 2.9%, to $3,361,000 as compared to $3,267,000 for the six months ended July 3, 1999. SG&A as a percent of sales was 4.4% for the first six months of 2000 as compared to 3.7% for the comparable period in 1999. The increase was primarily related to increased legal and accounting accruals of approximately $180,000 and environmental accruals of approximately $120,000. The Company's wages and benefits decreased by approximately $180,000 from the first six months of 2000 as compared to the first six months of 1999. The primary components of SG&A expense were salaries and benefits for 53.8% and 53.0% and professional fees for 21.9% and 13.0% for the six months ended July 1, 2000 and July 3, 1999, respectively.

INTEREST EXPENSE, NET Interest expense, net for the quarter ended July 1, 2000, was $490,000 as compared to interest expense, net of $492,000 for the quarter ended July 3, 1999. The decrease in interest expense was attributable to a reduction in deferred financing costs related to the Company's long-term revolving line of credit and a reduction in other miscellaneous interest expense. The decreases were offset by an increase in interest expense related to the Company's long-term revolving line of credit, which was due to higher interest rates and higher level of usage of the line of credit.

Interest expense, net declined by $16,000 to $991,000 for the six months ended July 1, 2000 as compared to $1,007,000 for the six months ended June 3, 1999. The decrease in interest expense was primarily related to reduced interest expense related to the Company's note payable on its Cartersville, Georgia location and lower interest expense related to a note payable to an outside party that was paid off in 1999. These decreases were offset by an increase in interest expense related to the Company's long-term revolving line of credit due to increases in the interest rates and increase usage of the line of credit.

NET LOSS Net loss for the quarter ended July 1, 2000, was $1,494,000, or $0.30 per share, as compared to a net income of $182,000 or $0.04 per share, for the quarter ended July 3, 1999. The decrease in net income for the second quarter of 2000 is due primarily to the steep decrease in sales volume caused by the truck and trailer industry decline. Our dealers' customer base has been impacted significantly by these industry conditions, especially higher fuel prices, interest rates, driver shortages and low used truck values. Management believes that concerns regarding the impact of these industry factors have caused our customers to be unable, or very hesitant, to make major capital expenditures for truck trailers. Management does not expect these trends to change for the remainder of this year.

Net loss for the six months ended July 1, 2000 was $1,400,000 or $0.28 per share, as compared to net income of $694,000 or $0.14 per share for the six months ended July 3, 1999. The net loss for the first six months of 2000 was due to the loss the Company experienced in the second quarter of 2000 as discussed above. Although Management believes that sold unit volume will increase during the third quarter of 2000, Management does not expect the Company to return to profitability during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at July 1, 2000, and July 3, 1999 were $7,000.

Net cash used in operating activities was $1,042,000 for the period ended July 1, 2000, as compared to net cash used in operating activities of $3,968,000 for the period ended July 3, 1999. The cash used by operating activities during the first six months of 2000 primarily resulted from the net loss for the first six months of 2000 and an increase in inventories of $1,698,000. The inventory buildup was attributable to second quarter production of units due to cancellations and low order intake during the second quarter of 2000. Inventory levels will be reduced in the third quarter with the sale of these units, which may cause the Company to suffer a loss on these units so as to liquidate them during a low industry demand period. The cash used in operating activities during the first six months of 1999 primarily resulted from an increase in accounts receivable of $7,547,000.

Net cash used in investing activities was $704,000 for the period ended July 1, 2000, as compared to net cash used in investing activities of $558,000 for the period ended July 3, 1999. The net cash used in investing activities for the first six months of 2000 and 1999 was due to capital expenditures.

Net cash provided by financing activities was $1,746,000 for the period ended July 1, 2000, as compared to net cash provided by financing activities of $4,526,000 for the period ended July 3, 1999. Net cash provided by financing activities in the first six months of 2000 primarily came from net borrowings of $2,032,000 under the Company's line of credit agreement. Net cash provided by financing activities in the first six months of 1999 was due to the Company making net borrowings on its long-term revolving line of credit of $4,780,000.

On March 28, 1997, the Company entered into a $14,000,000 five-year working capital line of credit ("Financing Agreement") with an asset-based lender. The Company's availability under the Financing Agreement changes daily based on the level of eligible accounts receivable and inventories. As of August 11, 2000, the Company had $7,215,000 outstanding under the Financing Agreement and $1,755 in letters of credit, and had $1,416,000 in availability under the Financing Agreement.

On June 30, 1999, the Company obtained an amendment to the Financing Agreement, which increased the advance rates allowed under the Finance Agreement. On August 1, 2000, the Company obtained an amendment on its Financing Agreement which provides for an over advance of $1,000,000 through August 31, 2000, with the option to renew the over advance at the lender's discretion. In addition, the agreement was extended for an additional two-year term. As of August 14, 2000, the Company obtained restated covenant requirements from its lender for subsequent reporting periods. With the amended covenant requirements, the Company was in compliance with its covenants as of July 1, 2000 and as of August 14, 2000.

With the net loss for the first six months of 2000 and the reduced production levels during the remainder of the year, the Company's liquidity has been reduced. With the over advance facility provided by the Company's lender and sold production through the third quarter, the Company's liquidity is expected to improve during the third quarter. However, with the continued reduction in demand for product the Company's liquidity position could continue to be restrained.

BACKLOG

The Company's backlog of orders was approximately $16,585,000 at July 1, 2000 and $49,500,000 at December 31, 1999. Shortly after the close of the second quarter, the Company received an order from a customer for approximately $20,000,000, which increased the Company's backlog to over $36,000,000. The backlog includes only those orders for trailers for which a confirmed customer order has been received. The Company expects to fill these orders by the end of 2000. The Company manufactures trailers primarily to customer or dealer order and does not generally maintain an inventory of "stock" trailers in anticipation of future orders. However, many of the Company's dealers do maintain an inventory of stock trailers.

Current industry demand for product has declined significantly. Management believes that this downturn was caused by rising fuel costs, increasing interest rates and driver shortages. The demand for product is generally driven by economic conditions. With a major economic downturn or a prolonged softening in the industry, the Company is susceptible to a decrease in the demand for its products.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

         A. The Company's annual meeting of stockholders was held on April 25, 2000.
         B. Marilyn R. Marks and John L. Pugh were elected as Directors. The term of office J. Hoyle Rymer, and Lawrence E. Mock, Jr. continued after the meeting.
         C. Stockholders voted on the matters disclosed in the following table:

                                                                  Ratification of Independent
                               Election of Directors*             Certified Public Accountants
                         -----------------------------------      ----------------------------
                         Marilyn R. Marks       John L. Pugh
                         ----------------       ------------
         Votes Cast:
         For                4,543,627             4,544,582               4,543,092
         Against                    0                     0                  24,650
         Abstentions                0                     0                  56,850
         Withheld              80,965                80,010                       0
         Non Votes                  0                     0                       0

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

                                    DORSEY TRAILERS, INC.

Date:  August 14, 2000              By:  /s/ G. Allen Cain
       ---------------                 --------------------
                                       G. Allen Cain
                                       Chief Financial Officer